Form 10-K
period 1999-09-30
NUPRO INNOVATIONS INC
filed 2000-02-28
CIK 1100282

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB
            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 1999    Commission file number: 000-28433

                             NUPRO INNOVATIONS INC.
                 (Name of small business issuer in its Charter)

         Delaware                                               86-0893269
(State or other jurisdiction                                  (IRS Employer
      of incorporation)                                   Identification Number)

                        5151 E. Broadway Blvd., Suite 730
                              Tucson, Arizona 85711
                    (Address of Principal Executive Offices)

                                 (520) 571-0900
              (Registrant's Telephone Number, Including Area Code)

              Securities registered under section 12(g) of the act:

                     Common stock, par value $.001 Per share
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form, 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $114,891

     The number of shares of Common Stock outstanding as of January 14, 2000 was 12,617,217. The aggregate market value of the Common Stock of the registrant held by non-affiliates as of January 14, 2000 was approximately $17,972,950 based on the average bid and asked prices for such Common Stock as reported on the OTC Bulletin Board.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Company's Proxy Statement relating to its 2000 Annual Meeting of Shareholders to be held on March 30, 2000 are incorporated by reference into Part III, Items 9, 10, 11, and 12.

================================================================================

                                TABLE OF CONTENTS
ITEM                                                                        PAGE
----                                                                        ----
                                     PART I

1.  Description of Business..................................................  1
2.  Description of Property..................................................  8
3.  Legal Proceedings........................................................  8
4.  Submission of Matters to a Vote of Security Holders......................  8

                                     PART II

5.  Market for Common Equity and Related Stockholder Matters.................  9
6.  Management's Discussion and Analysis or Plan of Operation................ 12
7.  Financial Statements..................................................... 20
8.  Changes in and Disagreements With Accountants on Accounting
    and Financial Disclosure................................................. 20

                                    PART III

9.  Directors, Executive Officers, Promotions and Control Persons;
    Compliance With Section 16(a) of the Exchange Act........................ 20
10. Executive Compensation................................................... 20
11. Security Ownership of Certain Beneficial Owners and Management........... 21
12. Certain Relationships and Related Transactions........................... 21
13. Exhibits, List and Reports on Form 8-K................................... 21
    Financial Statements.....................................................F-S
    Signatures............................................................... 23

                                     PART I

NUPRO(TM) AND NUPRO INNOVATIONS(TM) ARE TRADEMARKS OR TRADE NAMES OF THE COMPANY

     This Annual Report on Form 10-KSB contains express or implied forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission, in its press releases, quarterly conference calls or otherwise. The words "believes," "expects," "anticipates," "intends," "forecasts," "projects," "plans," "estimates" and similar expressions identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Such forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. The Company's actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, the Company's limited operating history, unpredictability of operating results, intense competition in various aspects of its business, the risks of rapid growth, the Company's dependence on key personnel, uncertainty of product acceptance, changes in laws and regulations, changes in economic conditions and an inability to obtain financing, as well as those discussed elsewhere in this Form 10-KSB. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to publicly update, review or revise any forward-looking statements to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statements is based.

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     NuPro Innovations Inc. was incorporated in the Canadian Province of Ontario on November 27, 1996 as TracTop Distributing Inc. On August 7, 1997, TracTop Distributing Inc. was domesticated in the State of Delaware in the United States under the name "NuPro Innovations Inc." When used in this registration statement, unless the context requires otherwise, the term "Company" refers to NuPro Innovations Inc., a Delaware corporation (formerly known as TracTop Distributing Inc., an Ontario, Canada corporation), and NuPro Innovation Mexico S.A. de C.V., which is a majority owned subsidiary of NuPro Innovations Inc. incorporated under the laws of the United Mexican States. The Company is a development stage corporation with its principal offices located at 5151 East Broadway Blvd., Suite 730, Tucson, Arizona, 85711. The Company's telephone number is (520) 571-0900 and its web site is www.nuproinnovations.com. Information on the Company's web site does not constitute part of this registration statement.

     On December 1, 1998, the Company acquired the use of and the right to commercialize a composite industrial engineering material (the "NuPro Material") with the acquisition (the "TrucTech Acquisition") of substantially all of the assets and liabilities of TrucTech, Inc., a Georgia corporation ("TrucTech"). Under the terms of the TrucTech Acquisition, the Company acquired TrucTech's assets and assumed TrucTech's liabilities in exchange for $5,500,000 of the Company's common stock, par value $0.001 per share ("Common Stock"), valued at $0.75 per share, or an aggregate of 7,333,333 shares, which represented approximately 73% of the Company's outstanding Common Stock immediately following the TrucTech Acquisition. Certain directors, officers, employees, and stockholders of the Company were also directors, officers, employees, and stockholders of TrucTech. See "Certain Relationships and Related Transactions." The Company does not currently anticipate any additional significant corporate acquisitions or dispositions in the next 12 months.

NUPRO MATERIAL

     The NuPro Material is a polyester/epoxy hybrid created by the reactions of several primary chemical compounds facilitated by chemical inhibitors, accelerators, catalysts, and promoters. The NuPro Material can be made in a variety of formulations to generate differing properties, which enables it to be used in a number of different product applications. The Company believes that the NuPro Material represents an advancement in polyurea technology because the processing of the hybrid composite material does not require either external heat or a high-pressure environment.

     The NuPro Material, which is composed of certain chemicals that are structured to be receptive to combining with other chemical compounds to create stronger and more complete molecular structures with varying properties, is characterized by certain high performance mechanical properties that allow it to compete with steel, alloys, wood, plastic, fiberglass, and plastic foam in many product applications. The Company believes that a significant cost advantage of the NuPro Material may result from the elimination of a standard plastics manufacturing step - the interim process of compounding the raw feeds of petrochemical derivatives into raw plastics, and continuing the process by reheating, pressing, and reforming the compounds into a finished product. With the NuPro Material, the finished products are derived directly from the chemical reaction of certain raw liquid feedstocks. As a result, the Company believes that the production process for product applications with the NuPro Material is more simple and inexpensive than the manufacturing process of product applications with many of the competing industrial materials.

     Krida Overseas Investment Trading Limited, an entity incorporated in Cyprus ("Krida Overseas"), which is controlled by Luba Veselinovic, President and Chief Executive Officer of the Company, owns the technology relating to the NuPro Material and licenses to the Company the right to use and market the NuPro Material in its operations pursuant to a Technology License Agreement (the "Krida License") between the Company and Krida Overseas. See "Certain Relationships and Related Transactions."

BUSINESS STRATEGY

     The focus of the Company will be to provide unique platform technology and solutions for the challenges faced by manufacturers with respect to the materials used for various industrial applications. The Company believes that customers that manufacture products with the NuPro Material may realize certain competitive advantages with respect to product performance and costs of production.

     The  Company's  business  strategy  includes  (i)  identifying  large-scale manufacturing, industrial, and commercial market segments in which the substitution of the NuPro Material for existing conventional materials will provide the user with a higher quality product at a lower price, (ii) furnishing the Company's customers with turnkey manufacturing packages, including, without limitation, training with respect to the manufacturing process, for a particular product application of the NuPro Material, and (iii) supplying its proprietary materials, which are the chemicals necessary for creating the NuPro Material, for the manufacturing process. The Company anticipates that the proprietary materials necessary to create the NuPro Material will initially be manufactured in Mexico.

     In implementing its business strategy, the Company has identified the following areas of emphasis:

     * DEVELOP AND INTRODUCE NEW PRODUCT APPLICATIONS. The Company believes that it must continue to develop and offer manufacturers new product applications for the NuPro Material.

     * EVALUATE ACQUISITION OR STRATEGIC ALLIANCE OPPORTUNITIES. The Company evaluates acquisition opportunities and potential strategic alliances on an on-going basis and at any given time may be engaged in discussions with respect to possible acquisitions or strategic alliances. The Company may seek strategic acquisitions or create strategic alliances that could complement the Company's current or planned business activities. The Company, however, does not currently anticipate any additional significant corporate acquisitions in the next 12 months.

     * INTEGRATE ACQUISITIONS AND STRATEGIC ALLIANCES. The Company must integrate the entities or assets that it has acquired into its business and coordinate its operations with other entities as part of any strategic alliance.

MANUFACTURING PROCESS OF NUPRO MATERIAL

     The NuPro Material is a polyurethane/epoxy or polyester/epoxy hybrid created by the chemical reactions of several primary compounds facilitated by chemical inhibitors, accelerators, catalysts, and promoters. The NuPro Material is produced directly from its chemical constituents without the need to create an intermediate plastic medium as is required for most conventional plastics. By varying the proportions of the primary compounds, the Company is able to determine the nature of the composite material produced. By controlling the rate at which the chemical reactions occur and the points at which they are stopped with certain chemical facilitators, the Company may define the physical and performance characteristics of the material, which allows the Company to tailor the properties of the NuPro Material to the specific product application for which it will be used.

     The NuPro Material is produced by mixing various chemical components in a multi-step process. The Company anticipates that the production process will be performed at different facilities. First, the Company will pre-mix the proprietary component of the NuPro Material at its facilities. During this pre-mixing process, the chemical combination and inhibitors produce and release heat. With the manipulation of the free radicals in the chemical components, the Company can create different formulations of the NuPro Material with differing properties for different product applications. Second, various generic chemical components will be mixed at the manufacturing facility where the manufacture of the final product containing the NuPro Material will occur. Certain chemical components will serve as catalysts, promoters, and accelerators and will cause a reaction to produce the NuPro Material. At the manufacturing facility, the liquid components of the NuPro Material will be stored in separate conventional storage tanks. Conventional low-pressure liquid pumps will be used to pump the liquid components through hoses to a mixing head and nozzle at the site of the molds to be filled.

     Products made with NuPro Material may be formed by casting in a closed mold or by spraying the chemicals into an open mold. The molds may be constructed with a wide range of materials depending on the product application. The casting is known as a low-pressure cold molding process because neither high pressure nor heat is applied to effectuate the chemical reactions that form the NuPro Material. High clamping forces are not required for the molds because the injection process of the liquid components of the NuPro Material into the molds occurs at a low pressure. Even after the initial curing process, the NuPro
Material is still soft and pliable. Final curing occurs after the product is removed from the mold and placed on a curing buck, which is identical in shape to the mold. During the final curing, the chemical reaction of the chemical components locks the molecular structure of the product into final form. Any required trimming or finishing of the product can be completed during the final curing. Because of this process, molds for the NuPro Material may be light, compact, and low in cost relative to molds required for the conventional plastic injection molding processes.

PRODUCT APPLICATIONS

     The Company is in the process of establishing customer relationships for the development of several product applications for the NuPro Material. Such development will include feasibility studies, product design and engineering, prototype model and mold fabrication, prototype manufacture, testing, and customer approval. To date, prospective customers for pallets, deck boards, golf drivers, and food processing trays have funded all or a portion of the development process for their respective product applications. In addition, the Company is developing applications for the NuPro Material for a truck bed enclosure ("TracTop") and a pallet top. The Company anticipates that it will begin manufacturing certain product applications by the end of the fourth quarter of fiscal 2000.

     TRACTOP. TracTop is a permanently installed retractable, self-storing truck-bed enclosure that enables its users to make fast and easy conversion between covered and open-bed operation. The Company plans to offer TracTop in different sizes and designs to allow for the use of TracTop in many different makes, models, and sizes of trucks. TracTop's key features include accessibility to truck-bed, security and protection of cargo, ease of operation, and attractiveness of design.

     The Company's TracTop product application is subject to a perpetual patent agreement, as amended, dated as of August 10, 1988, that assigns the U.S. patent and other rights related to the TracTop product application to the Company and permits the Company to manufacture and sell the TracTop product. In connection with the patent agreement, the Company must pay a royalty fee of $5.00 per unit of TracTop product and an amount equal to $150,000 less all royalties paid under the patent agreement prior to December 30, 1990, to certain independent third parties. To date, the Company has no sales of its TracTop product and, as a result, has paid no royalties pursuant to the patent agreement.

     The Company intends to develop a distribution network for TracTop, either directly or through strategic alliances in the United States. In the Mexican market, the Company anticipates that the TracTop product will be manufactured pursuant to an oral agreement with TopTrac S.A. de C.V., an entity incorporated under the laws of the United Mexican States, which is a strategic partner of the Company located in Mexico and controlled by Ernesto Zaragoza de Cima, a Vice President and director of the Company.

     Through the product development of TracTop, the NuPro Material has been internally tested over a nine-year period under real world conditions. Although the Company has internally performed the testing of the NuPro Material and product applications of the NuPro Material in an effort to safeguard the Company's proprietary knowledge, the Company's testing procedure was partly created by an independent consultant from Ontario, Canada. As part of the testing process, TracTop and its inherent production material have been evaluated under severe cold, hot, and humid conditions. To date, the NuPro Material has provided satisfactory results according to the Company, in its TracTop application in road testing on a variety of different makes, models, and sizes of trucks. The manufacturing process for the TracTop product application for the NuPro Material has also been tested on a full production scale and has achieved satisfactory results to date.

     PALLETS. The first pallet prototype made with the NuPro Material (the "NuPro Pallet") has been completed and internal testing has begun achieving favorable results to date. Based on the results of testing to date, the Company believes the established performance, weight, and price standards of the NuPro Pallet makes it competitive in the industry. As testing continues, certain engineering and design modifications may be made to enhance the performance of the NuPro Pallet.

     In August 1997, Canada Pallet Corp. of Campbellford, Canada ("Canada Pallet") contributed $25,000 towards the cost of designing and prototyping the NuPro Pallet. Canada Pallet and the Company have agreed to suspend Canada Pallet's arrangement to purchase a turnkey manufacturing line for the NuPro Pallet until pallet production with the NuPro Material begins. In addition, negotiations are currently in progress with several other parties for the purchase of turnkey manufacturing lines with respect to the pallet product application for the NuPro Material. The Company anticipates that it will begin providing turnkey manufacturing lines and the NuPro Material to manufacturers for the production of pallets with the NuPro Material by the fourth quarter of fiscal year 2000.

     DECK BOARDS. In February 1998, the Company entered into an oral agreement with Erwin Industries Inc. ("Erwin Industries") of Atlanta, Georgia, for the design, feasibility study, engineering, and prototyping of an innovative design for a deck board at a cost of $30,000. The Company is negotiating a contract with Erwin Industries relating to the manufacture of deck boards with the NuPro Material, which the Company believes may consist of approximately $2,200,000 for two turnkey manufacturing lines and up to $15,000,000 annually for the supply of chemicals to such manufacturing lines operating at full production levels after start-up phase-in based upon Erwin Industries manufacturing projections and initial specifications of one 16-foot deck board per minute and a 24-hour per day manufacturing schedule. Certain production scale manufacturing tests with a full-size production mold must be completed prior to contract finalization. Pricing of this production mold design, engineering, and manufacturing is being completed for submission to Erwin Industries for approval and payment. There is no assurance that the Company and Erwin Industries will be able to reach a final agreement with respect to the manufacturing of the deck boards with NuPro Materials on terms that will be favorable to the Company if at all. The Company anticipates that it will begin providing turnkey manufacturing lines and the NuPro Material to manufacturers for the production of deck boards with the NuPro Material by the fourth quarter of fiscal year 2000.

     NUPRO GOLF DRIVER. The Company entered into an oral agreement with Strategic Machinery Solutions of Atlanta, Georgia, in June 1998 (the "Strategic Machinery Agreement") for the prototyping of a golf club with the head to be manufactured with the NuPro Material. The Company has delivered first and second prototypes to the developer and are currently undergoing field testing and evaluation. Initial performance of the NuPro Material and the driver technology appears to be meeting the requirements for this application. The Strategic Machinery Agreement provides for the golf club to be manufactured by the Company at its Mexico plant as a joint venture with Strategic Machinery Solutions, on terms to be determined. In consideration for the Company's manufacture of the golf club, the golf club which will be initially limited to golf drivers, will be marketed under the name of the NuPro Driver.

     PALLET TOP. The Company is negotiating an agreement with NRPP Inc. of Atlanta, Georgia, a material handling sales and consulting organization, for the development of a pallet top product application of the NuPro Material. Consummation of an agreement with NRPP Inc. will not occur until the Company provides samples of the Pallet Top produced with the NuPro Material, which the Company does not expect to occur prior to the third quarter of fiscal 2000. To date, initial design and market evaluation have been completed.

     FOOD PROCESSING TRAYS. A project for the manufacture of food processing trays has been prototyped and field tested. To date, the Company has been satisfied with the performance of such food processing trays. Production molds have been produced and product manufacturing of a small initial order for Nautico S.A. de C.V. of Guaymas, Mexico, a shrimp and seafood processing plant, has commenced.

CUSTOMERS; SALES AND MARKETING

     The Company anticipates that its customers will be manufacturers of different products developed with composite industrial materials. The Company expects that products developed with the NuPro Material will be distributed by such manufacturers to consumers. The Company plans to market the NuPro Material and its turnkey manufacturing packages to both existing manufacturers with established manufacturing operations and new manufacturers in need of a turnkey approach to the production process.

     To date, the Company has not incurred any expenses relating to the direct marketing and advertising of the NuPro Material and the Company's turnkey manufacturing packages. Instead, the Company's marketing strategy is to focus on establishing customer relationships and strategic partnerships with manufacturers at the outset of the Company's development of a specific product application of the NuPro Material. In some cases, the Company will seek funding from its strategic partner for the development process, which includes feasibility studies, product design and engineering, prototype model and mold fabrication, prototype manufacture, testing, and customer approval. After the development process is complete, the Company will provide the turnkey manufacturing process and proprietary chemicals for the manufacture of the product application with the NuPro Material. In certain cases in which the Company has received funding for the development costs of a particular product application from a strategic partner, the Company may provide exclusive rights to such partner for the use of the NuPro Material with respect to such particular product application.

     Although the Company has established several strategic relationships to develop certain product applications with the NuPro Material, the Company has no sales to date. The Company anticipates that all sales by the Company will be on a negotiated price basis. The Company does not expect to experience seasonable fluctuations in operations because sales of industrial materials are not seasonal in nature.

SUPPLIERS

     The production of the NuPro Material requires the supply of several primary chemical compounds, primarily raw petro-chemical feedstocks, that the Company believes are available from a number of suppliers in adequate supplies to meet the Company's expected needs. The Company has identified sources from Mexico, Venezuela, and Romania that it anticipates will be the primary suppliers for the Company, however, the Company currently has no supply contracts for the purchase of such chemical compounds. The Company will require high-grade chemicals with specific properties for the NuPro Material. Accordingly, the Company expects to monitor shipments of chemicals closely for compliance with the Company's standards. Although the Company has had no difficulty in obtaining adequate supplies of chemicals to date, the Company anticipates that its needs for such chemicals will increase significantly when it begins to supply manufacturers with the proprietary chemicals necessary for the Company's turnkey manufacturing packages. The Company's inability to obtain high-grade chemicals would have a material adverse effect on the Company's business, financial condition, and results of operations.

COMPETITION

     The Company competes with other manufacturers of composite industrial materials such as steel, plastics, fiberglass, and wood. While some of the Company's competitors compete only on a regional basis due to the significant relative impact of freight costs, the Company anticipates that it will initially attempt to market and sell the NuPro Material to manufacturers throughout the United States and Mexico. While many of the Company's competitors limit their services to one or more of the following: (i) design and prototype; (ii) producing machinery and tooling; or (iii) providing raw materials, the Company expects to provide all such services. The Company believes that it will compete with companies that serve existing manufacturers with established manufacturing operations seeking a less expensive manufacturing process or higher quality product, or new manufacturers in need of a turnkey manufacturing package for production.

     The Company's success requires its continued development of product applications and its sales and marketing of the NuPro Material to manufacturers. The Company's competitors in the steel, plastics, fiberglass, and wood businesses, among others, are more established and have greater name recognition and marketing resources than the Company. In addition, while the competing industrial materials have achieved market acceptance, the NuPro Material is still being commercialized and there is no assurance that it will be able to achieve and maintain market acceptance. See "Management's Discussion and Analysis or Plan of Operation - Factors that May Affect Future Operating Results
- Uncertainty of Acceptance of the NuPro Material." The Company's competitors also have greater financial resources than those available to the Company and certain competitors spend substantially greater amounts for advertising and promotion.

     The Company anticipates that it will compete principally through product quality and price. The Company believes that the NuPro Material's principal competitive strengths are (a) its variety of formulations that allow it to generate differing properties to address the different needs of varying product applications, such as durability, strength, and maleability, and (b) its cold molding production process that allows it to be manufactured in a more inexpensive manner than the standard plastics manufacturing process.

REGULATION AND ENVIRONMENTAL CONSIDERATIONS

     The Company is currently not subject to any environmental proceedings. During the year ended November 30, 1999, the Company did not make any material expenditures for environmental control facilities, nor does it currently anticipate any such future expenditures. Actions by international, federal, state, and local governments concerning environmental matters could result in laws or regulations that could increase the cost of producing the NuPro Material or otherwise adversely affect the demand for the Company's product applications. At present, during the Company's early stage of development, environmental laws and regulations do not have a material adverse effect upon the demand for the products made with the NuPro Material. However, certain of the Company's operations are subject to international, federal, state, and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage, and disposal of solid and hazardous wastes. While the Company has not had to make significant capital expenditures for environmental compliance, it cannot predict with any certainty its future capital expenditure requirements relating to environmental compliance because of continually changing compliance standards and technology. The Company does not have insurance coverage for environmental liabilities and does not anticipate obtaining such coverage in the future. See "Management's Discussion and Analysis or Plan of Operation - Factors that May Affect Future Operating Results - Environmental Liabilities."

     The Company is also subject to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state laws which impose liability without regard to fault or to the legality of the original action, on certain classes of persons (referred to as potentially responsible parties or "PRPs") associated with the release or threat of release of certain hazardous substances into the environment. The Company has not been classified as a PRP under CERCLA. See "Management's Discussion and Analysis or Plan of Operation - Factors that May Affect Future Operating Results - Environmental Liabilities."

RESEARCH AND DEVELOPMENT

     The Company maintains a continuing development program devoted to the NuPro Material and its product applications. Development activities include designing new and improved products and product applications, testing and enhancing chemical formulations to generate differing properties in the NuPro Material and prototype model and mold fabrications. The Company's development, pre-production, and administration expenditures were approximately $649,479 and $679,980 for fiscal years 1998 and 1999, respectively. The Company anticipates that it will incur approximately $676,000 in research and development expenses over the next 12 months, including $500,000 in additional development expenses by the end of the first quarter of fiscal year 2000 on product testing and capital expenditures for research and development equipment. The Company is currently in the process of constructing new administrative and research and development offices in Tucson, Arizona, consisting of approximately 12,000 square feet. See "Management's Discussion and Analysis or Plan of Operation - Plan of Operation - Plant and Equipment."

INTELLECTUAL PROPERTY

     The Company's success depends, in part, upon its intellectual property rights relating to its production process and other operations. The Company anticipates that it will rely on a combination of trade secret, nondisclosure, and other contractual arrangements, confidentiality procedures, and patent, copyright, and trademark laws, to protect its proprietary rights. The Company has filed applications for the federal registration of its NuPro(TM) and NuPro Innovations(TM) marks.

     The Company uses proprietary technology for manufacturing the NuPro Material. The Company believes that the non-patented proprietary NuPro Material will be protected under trade secret, contractual, and other intellectual property rights that do not afford the statutory exclusivity possible for patented products and processes. To protect its proprietary technology, the Company mixes the proprietary component of the NuPro Material in a secure environment at one of its facilities. The production processes to manufacture products from the NuPro Material are not proprietary; however, there is a certain amount of "know-how" that the Company has gained which would hinder a person taking the NuPro Material and introducing it into the conventional manufacturing environment.

EMPLOYEES

     As of November 30, 1999, the Company had nine full-time employees, of whom four had executive or managerial responsibilities. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be good.

     The Company anticipates that its potential growth may place significant demands on its managerial resources. The potential success of the Company's business is substantially dependent on the services of its senior management team and the services of Mr. Luba Veselinovic and Mrs. Elke Veselinovic. The Company does not currently have employment agreements with any of its executive officers or other key personnel. The loss of the services of its executive officers or other key personnel could have a material adverse effect on the Company. To address these risks, the Company must, among other things, continue to attract, retain and motivate qualified personnel. While the Company has been successful in attracting qualified personnel to date, there can be no assurance that the Company will be successful in attracting and retaining qualified personnel in the future.

INSURANCE

     The Company maintains general liability, automobile liability, and umbrella coverage insurance in amounts that it believes are customary for a company of its size engaged in a comparable industry. The Company is in the process of obtaining worker's compensation and directors and officers liability insurance. There is no assurance that the Company will not be subject to claims in the future that its insurance may not cover or as to which its coverage limits may be inadequate.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company's principal administrative offices are located in approximately 1,272 square feet of space in Tucson, Arizona. The Company occupies these premises under a lease agreement expiring on March 31, 2000, and providing for rent at a rate of $2,014 per month. The Company also leases prototyping, tool modeling, and administrative facilities in Guaymas, Sonora, Mexico consisting of 2,482 square feet from Ernesto Zaragoza de Cima, a director and Vice-President of the Company, at a rate of $1,015.50 per month. See "Certain Relationships and Related Transactions." The Company is in the process of constructing two manufacturing facilities in Guaymas, Sonora, Mexico, consisting of approximately 186,000 square feet and new administrative and research and development offices in Tucson, Arizona, consisting of approximately 12,000 square feet. The Company anticipates that the land and construction costs of (i) the first phase of the manufacturing facilities will be approximately $1,235,600 and (ii) the administrative and research and development offices will be approximately $1,200,000. The Company anticipates that the construction of the first phase of its manufacturing facilities, which includes approximately 32,000 square feet, and its administrative and research and development offices will be completed by the end of the second quarter of fiscal year 2000. The Company considers its current and planned facilities to be sufficient for its current and anticipated operations.

ITEM 3. LEGAL PROCEEDINGS.

     All legal proceedings and actions involving the Company are of an ordinary and routine nature incidental to the operations of the Company. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's business or financial condition or results of operations. None of the Company's officers, directors, or beneficial owners of 5% or more of the Company's outstanding securities is a party adverse to the Company nor do any of the foregoing individuals have a material interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

GENERAL

     The Company's Common Stock has been quoted on the OTC Bulletin Board under the symbol NUPP since August 21, 1998. The following sets forth the range of high and low bid quotations for the periods indicated as reported by National Quotation Bureau, Inc. Such quotations reflect prices between dealers, without retail mark-up, markdown or commission and may not represent actual transactions.

                                                          HIGH BID      LOW BID
                                                          --------      -------
     December 1, 1999 through January 15, 2000             $3.1563      $2.4375
     September 1, 1999 through November  30, 1999          $3.0000      $1.3125
     June 1, 1999 through August 31, 1999                  $2.1250      $0.7500
     March 1, 1999 through May 31, 1999                    $1.0000      $0.2500
     December 1, 1998 through February 28, 1999            $1.1250      $0.6250
     September 17, 1998 through November 30, 1998          $1.1250      $0.6250

     As of January 14, 1999, there were approximately 174 holders of record of the Company's Common Stock.

DIVIDEND POLICY

     The Company has never paid any cash dividends on its capital stock. For the foreseeable future, the Company intends to retain all of its future earnings to finance its operations and does not anticipate paying cash dividends.

PENNY STOCK

     The Company's Common Stock will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9 (d) (1) incorporates the definition of penny stock that is found in Rule 3a51-1 of the Exchange Act.

     The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company's Common Stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors are persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase.
Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of stockholders to sell their shares.

OTC BULLETIN BOARD ELIGIBILITY RULES

     In January 1999, the SEC granted approval of amendments to the NASD OTC Bulletin Board Eligibility Rules 6530 and 6540 (the "Eligibility Rules"). The Eligibility Rules now require a company listed on the OTC Bulletin Board to be a reporting company with the SEC to maintain the listing of its stock on the OTC Bulletin Board. The Eligibility Rules required the Company to become fully compliant by February 24, 2000. Accordingly, on December 6, 1999, the Company filed a registration statement on Form 10-SB. On February 6, 2000, the Company filed Amendment No. 1 to the Form 10-SB in response to comments by the SEC on the Company's original Form 10-SB. The Company's Form 10-SB, as amended, became effective on February 6, 2000 pursuant to section 12(g)(1) of the Securities and Exchange Act of 1934, as amended. However, the Eligibility Rules require that the SEC come to a position of no further comment regarding any registration statement on Form 10-SB before the NASD considers a company compliant. The SEC is in the process of reviewing the Company's Amendment No. 1 to the Form 10-SB and, therefore, the Company has not cleared all SEC comments by February 24, 2000. Accordingly, the Company's Common Stock has been removed from the OTC Bulletin Board and the Company has moved its listing to the National Quotation Bureau's Pink Sheets pending final review of the Company's Form 10-SB, as amended, by the SEC and its clearance of any comments related thereto. The Company cannot assure that the SEC will come to such a position in regards to the Company's registration statement on Form 10-SB, as amended.

SHARES AVAILABLE FOR FUTURE SALE

     Of the 12,617,217 shares of Common Stock outstanding, 959,255 shares of Common Stock are freely tradable without restriction in the public market unless the shares are held by "affiliates," as that term is defined in Rule 144(a) under the Securities Act. For purposes of Rule 144 under Securities Act ("Rule 144"), an "affiliate" of an issuer is a person that, directly or indirectly through one or more intermediaries, controls, or is controlled by or is under common control with, the issuer. Such shares are unrestricted as a result of being issued pursuant to rule 504 of Regulation D promulgated under the Securities Act ("Rule 504") prior to recent amendments to such rule that now make shares issued under Rule 504 restricted securities. The remaining shares of Common Stock outstanding are "restricted securities" under the Securities Act and may be sold in the public market upon the expiration of the holding periods under Rule 144, described below, subject to the volume, manner of sale, and other limitations of Rule 144.

     In general, under Rule 144 as currently in effect, a person who has beneficially owned shares for at least one year, including an "affiliate," is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of:

     * 1% of the then outstanding shares of the Company's Common Stock (approximately 126,172 shares); or

     * the average weekly trading volume during the four calendar weeks preceding filing of notice of the sale of shares of Common Stock.

     Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about the Company. A stockholder who is deemed not to have been an "affiliate" of the Company at any time during the 90 days preceding a sale, and who has beneficially owned restricted shares for at least two years, would be entitled to sell shares under Rule 144(k) without regard to the volume limitations, manner of sale provisions, or public information requirements.

     In addition, as of January 14, 2000, there were outstanding warrants to purchase 1,525,000 shares of Common Stock and options to purchase 275,000 shares of Common Stock, all of which were fully vested. Sales of substantial amounts of the Company's Common Stock (including shares issued upon the exercise of outstanding warrants and options) in the public market in the future could adversely effect the market price of the Company's Common Stock. These sales may also make it more difficult for the Company to sell equity or equity related securities in the future at a time and price that the Company believes is appropriate.

RECENT SALES OF UNREGISTERED SECURITIES

     The following provides information concerning all sales of securities by the Company within the last three years that were not registered under the Securities Act.

     From August 7, 1997 to May 31, 1998, the Company issued shares of Common Stock to 122 investors at a price ranging from $0.366 to $0.533 per share for a total of $488,984 (the "Original Rule 504 Offering"). Such shares were issued without registration pursuant to an exemption from registration under Rule 504.

     From August 1997 to May 1998, the Company issued an aggregate of 455,028 shares of Common Stock worth a total of $180,890 to certain insiders of the Company in connection with remuneration for services rendered and the conversion of certain indebtedness owed to such insiders. Of the total $180,890, (i) $43,000 in Common Stock was issued as payment for consulting fees and management services, (ii) $103,600 in Common Stock was issued as payment of certain loans to the Company from affiliates of Gary Fitchett, former President and Chief Executive Officer of the Company, the proceeds of which were used for various capital expenditures of the Company, and (iii) $34,300 in Common Stock resulted from the exercise of a warrant received as part of the loan described in (ii) above. All such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution.

     During the period from June 1, 1998 to August 6, 1998, the Company issued shares of Common Stock to 24 investors for a total of $504,162. Such shares were issued without registration pursuant to an exemption from registration under Rule 504. The foregoing offering was integrated with the Original Rule 504 Offering.

     From June 1, 1998 to August 6, 1998, the Company issued an aggregate of 15,000 shares of Common Stock worth a total of $15,000 to Ernesto Zaragoza de Cima, a Vice President and director of the Company, in connection with rent owed by the Company. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act as a private transaction not involving a public distribution.

     On May 31, 1999, the Company issued warrants to purchase an aggregate of 25,000 shares of Common Stock to the Company's legal counsel in consideration of services rendered. Such shares were issued without registration under Section 4
(2) of the Securities Act as a private transaction not involving a public distribution.

     In July 1999, the Company issued units priced at $100,000 per unit, or a total of $6,000,000. Each unit consisted of (i) 25,000 shares of Common Stock valued at $2.00 per share, (ii) a $50,000 unsecured convertible debenture bearing interest at ten (10) percent per annum and maturing on December 31, 2004, and (iii) warrants to acquire 25,000 shares of Common Stock at a price of $2.50 per share exercisable at any time prior to December 31, 2000. Several investors chose to convert their debentures into shares of Common Stock immediately following the Regulation S Offering. As a result, the Company issued 775,000 shares upon such conversions. In the aggregate, the Company issued 1,500,000 shares of Common Stock at $2.00 per share, $3,000,000 of convertible debentures of which $1,050,000 of remain outstanding, and warrants to purchase $1,500,000 additional shares at $2.50 per share. The units were sold to 17 investors in Germany, New Zealand, and Switzerland and were issued without registration pursuant to an exemption from registration under Regulation S promulgated under the Securities Act.

     On July 18, 1999, the Company closed the acquisition of (the "TrucTech Asset Acquisition") substantially all of the assets and liabilities of TrucTech, Inc., a Georgia corporation ("TrucTech"), pursuant to an Asset Purchase Agreement between the Company and TrucTech effective as of December 1, 1998 (the "TrucTech Asset Purchase Agreement"). The total consideration for the TrucTech Asset Acquisition was US $5,500,000, which was satisfied by the issuance of 7,333,333 shares of Common Stock, valued at US $0.75 per share. Such shares were issued without registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

     On July 30, 1999, the Company completed a supplemental offering of Common Stock for no additional consideration in connection with the Company's issuance of stock under the Original Rule 504 Offering. After the Company determined that certain investors paid more than the intended stock price for shares in the Rule 504 offerings, the Company made the supplemental offering with shares, which were originally issued in the Rule 504 offerings but subsequently transferred to the Company's treasury, to reflect the Company's original intention to sell shares of stock at a price ranging from $0.366 to $0.533 per share in its Rule 504 offerings. As a result, the Company issued an aggregate of 460,887 additional shares of Common Stock to approximately 59 investors who participated in the Company's Rule 504 offerings. Such shares were issued without registration under Rule 504.

     From August 7, 1998 to July 1, 1999, the Company issued an aggregate of 289,113 shares of common stock worth a total of $289,113 to certain insiders of the Company. Of the $289,113, $85,305 worth of common stock was issued to four creditors for conversion of loans to the Company, and $203,808 worth of stock was issued to three persons for services rendered to the Company. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act as private transactions not involving a public distribution.

     In each of the private transactions above, the Company believes that each purchaser (i) had access to or was provided information regarding the Company;
(ii) was aware that the securities had not been registered under federal securities laws; (iii) acquired the securities for his/her/its own account for investment purposes; (iv) understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and (v) was aware that the certificate representing the securities would bear a legend restricting its transfer. The Company believes that, in light of the foregoing, the sale of the Company's securities to the respective acquirers did not constitute a sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under Section 3(b) or 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS REGARDING FUTURE EVENTS AND THE COMPANY'S PLANS AND EXPECTATIONS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS THAT RELATE TO THE COMPANY'S FUTURE PERFORMANCE. SEE "SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS."

PLAN OF OPERATION

     The Company has not had any revenues from operations since its inception. The Company believes that it has sufficient funds to satisfy its cash requirements for the next 12 months as a result of its offering in July 1999 of securities in units that included shares of Common Stock, unsecured convertible debentures, and warrants pursuant to Regulation S promulgated under the Securities Act (the "Regulation S Offering"). The Company received $6,000,000 in proceeds from the Regulations S Offering. See "Recent Sales Of Unregistered Securities." The Company currently has no other internal or external sources of liquidity, but anticipates that it may raise additional funds by way of equity or debt financing in the third or fourth quarter of fiscal year 2000. There is no assurance that the Company will be able to raise any additional funds through equity or debt financings on terms that are favorable to the Company if at all.

RESEARCH AND DEVELOPMENT

     The Company anticipates that it will continue research and development to enhance the technology of the NuPro Material and existing product applications and create additional product applications for the NuPro Material over the next 12 months. The Company anticipates that such research and development expenses will be approximately $676,000. The Company expects that the source of funds for such expenses will be the proceeds of its Regulation S Offering that closed in July 1999. See "Recent Sales of Unregistered Securities." Of the $676,000 in anticipated research and development expenses, (i) approximately $500,000 will be attributable to product testing and capital expenditures for testing equipment, which the Company expects to incur by the end of the first quarter of fiscal year 2000, (ii) approximately $42,000 is expected to be spent on personnel and labor expenses relating to the Company's research and development activities, and (iii) approximately $134,000 is expected to be spent on supplies and general overhead expenses relating to the Company's research and development activities. The Company currently anticipates that it will begin production of pallets and deck boards with the NuPro Material by the fourth quarter of fiscal year 2000. See "Factors that May Affect Future Operating Results."

PLANT AND EQUIPMENT

     The Company is currently in the process of constructing two manufacturing facilities in Guaymas, Sonora, Mexico, consisting of approximately 186,000 square feet and new administrative and research and development offices in Tucson, Arizona, consisting of approximately 12,000 square feet. The purpose of the Company's Tucson offices will be to provide research and development facilities to enhance the NuPro Material and existing product applications and to create new product applications. The Company's Tucson offices will also serve as the Company's corporate headquarters and include, without limitation, the warehouse and display of finished products made with the NuPro Material and the training of the Company's employees and future customers. The Company anticipates that the construction of the first phase of its manufacturing facilities, which includes approximately 32,000 square feet, and its administrative and research and development offices will be completed by the end of the second quarter of fiscal year 2000 and will cost approximately $1,235,600 and $1,200,000, respectively. The Company believes that it has reserved sufficient funds from the proceeds of its Regulation S Offering that closed in July 1999 to complete the construction of the first phase of its manufacturing facilities and its administrative and research and development offices. The Company considers its current and planned facilities to be sufficient for its current and anticipated operations.

     The Company expects to purchase and install its production equipment during the second and third quarters of fiscal year 2000. Such production equipment will be for initial set up of production and testing of product applications for the NuPro Material. Such testing will focus primarily on the durability, elasticity and reliability of the NuPro Material in various product applications under varying conditions. The Company anticipates that it will incur costs of approximately $1,815,000, in connection with such purchase and installation. The Company believes that it has reserved sufficient funds from the proceeds of its Regulation S Offering that closed in July 1999 to complete the purchase and installation of such production equipment.

EMPLOYEES

     The Company anticipates that it will retain approximately 25 additional employees during fiscal year 2000, which the Company believes will result in approximately $625,000 of additional employee compensation expense. The Company believes that such additional employees will primarily perform engineering, management, production, and administrative functions for the Company.

YEAR 2000 COMPLIANCE

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit calendar year is commonly referred to as the "Year 2000" issue. As a result of the Year 2000 issue, such systems may be unable to accurately process some date-based information.

     Prior to December 31, 1999, the Company had:

          investigated new production equipment to be purchased to determine which equipment is Year 2000 compliant and would be suitable for the Company;

          assessed the Company's limited number of personal computers and computer software to determine whether the Company has any Year 2000 compliance issues with respect to its limited internal operating systems; and

          examined the extent to which the Company depends on third parties whose systems may not be Year 2000 compliant.

However, there may be a number of unforeseen circumstances or unknown factors that the Company has not yet identified or anticipated regarding the Year 2000 compliance issue, and such circumstances or factors could have a material adverse effect on the Company's business, financial condition, and results of operations. Because the Company is currently at a developmental stage, the most reasonably likely worst case scenario would involve an interruption in the Company's telephone services, a malfunction of the limited number of personal computers used by the Company or disruption or cancellation of services being provided to the Company by third parties that could delay the Company's commencement of manufacturing operations. For example, if Year 2000 Compliance issues cause the builders of the Company's manufacturing facilities in Guaymas, Sonora, Mexico or the Company's new administrative and research and development offices in Tucson, Arizona to suspend building activities, the Company's plan of operations may be delayed and thereby allow competitors and other companies developing similar industrial materials a greater opportunity to gain market share prior to the Company's entry into the marketplace. Such a delay could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company does not have Year 2000 contingency plans in place and does not intend to develop such plans.

     As of January 1, 2000, after the rollover of time, all of the Company's internal equipment and personal computers and computer software is functioning properly. In addition, the Company has yet to be notified by the builders of its new manufacturing facilities or administrative and research and development offices or any other third parties upon which the Company depends that such parties have been materially adversely effected by the Year 2000 date change.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     This Form 10-KSB contains "forward-looking statements" relating to, without limitation, future economic performance, plans, and objectives of the Company for future operations and projections of revenue and other financial items, that are based on the beliefs or assumptions made by and information currently available to the Company. The words "expect," "estimate," "anticipate," "believe," "intend," "plan," and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements in this "Factors that May Affect Future Operating Results" section and elsewhere in this Form 10-KSB identify important factors with respect to such forward-looking statements, including risks and uncertainties, that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements.

NO SALES

     The Company is attempting to commercialize a new technology, an industrial composite material called NuPro, and has no invoiced sales to date. Although the Company has received funding from potential customers towards the development and prototyping of a deck board product application, a shipping pallet product application, and a golf driver product application and has completed prototyping of a food processing tray product application, the Company has not executed any product orders to date. The Company's results of operations may be unpredictable from quarter to quarter as a result of numerous factors, including fluctuations in the development and design of the Company's current and future product applications for the NuPro Material, market acceptance of the Company's current or future product applications for the NuPro Material, the timing of orders and shipments of the NuPro Material, or the introduction or the announcement of competitive composite materials or products. There can be no assurance that the Company will be able to achieve significant revenue from sales of products in the future.

LIMITED OPERATING HISTORY

     The Company is a development stage company that was incorporated in the Canadian Province of Ontario on November 27, 1996, as TracTop Distributing Inc. and domesticated in the state of Delaware in the United States under the name "NuPro Innovations Inc." on August 7, 1997. As a result, the Company has a short operating history to review in evaluating the Company's business. The Company has limited financial and operating data upon which the Company's business and prospects may be evaluated. The Company has not generated operating revenue to date.

LACK OF PRODUCT DIVERSIFICATION

     The Company anticipates that all of its sales will be derived from the NuPro Material. Although the Company has developed multiple product applications for the NuPro Material, and intends to continue such development, the Company's product line will be based exclusively on the composite formula for the NuPro Material. The Company has obtained the exclusive right to use and develop the technology relating to the NuPro Material and to market and sell the NuPro Material pursuant to the Krida License. If the Company should experience any problems, real or perceived, with product quality or acceptance of the NuPro Material, or loses all or a portion of its exclusive right to use, develop, and market the NuPro Material under the Krida License, the Company's lack of product diversification would have a material adverse effect of the Company's business, financial condition, and results of operations.

DEPENDENCE ON SINGLE MANUFACTURING FACILITY

     The Company anticipates that the key proprietary chemicals that comprise the NuPro Material will be mixed solely at one of the Company's facilities. Any interruption in the operations or decrease in the capacity of this facility, whether because of equipment failure, natural disaster, or otherwise, may limit the Company's ability to meet future customer demand for the NuPro Material and would have a material adverse effect on the Company's business, financial condition, and results of operations.

RELIANCE ON SUPPLY OF RAW MATERIALS

     The NuPro Material is a polyester/epoxy hybrid that requires a substantial amount of certain chemical constituents, primarily raw petro-chemical feedstocks. Although the Company believes that such chemical components are available from a number of suppliers, the Company anticipates that it will purchase such chemical constituents from a relatively small number of suppliers located in Mexico, Venezuela, and Romania. The Company's ability to obtain adequate supplies of chemical compounds for the NuPro Material depends on its success in entering into long-term arrangements with suppliers and managing the collection of supplies from geographically dispersed suppliers. The termination or interruption of the Company's significant supplier relationships could subject the Company to the risks that it would be unable to purchase sufficient quantities of raw materials to meet its production requirements or would have to pay higher prices for replacement supplies. The termination of significant sources of raw materials or payment of higher prices for raw materials could have a material adverse effect on the Company's business, financial condition, and results of operations. See "Description of Business - Suppliers."

MANAGEMENT OF GROWTH

     The Company recently has experienced growth in product application development and prototyping and expects to begin production of pallets and deck boards with the NuPro Material by the fourth quarter of fiscal year 2000 and to commence production on a small initial order of its food processing tray product application in the near future. This growth in the Company's business has resulted in an increase in the responsibilities of the Company's management and is expected to place added pressures on the Company's operating and financial systems. The Company's ability to assimilate new personnel will be critical to its performance, and there can be no assurance that the management and systems currently in place will be adequate if its operations continue to expand or that the Company will be able to implement additional systems successfully and in a timely manner as required.

RISKS IN DEVELOPING AND COMMERCIALIZING THE NUPRO MATERIAL TECHNOLOGY AND PRODUCT APPLICATIONS

     The Company has developed a number of product applications for the NuPro Material. The commercialization and sale of these new product applications are relatively new ventures with high costs, expenses, difficulties, and delays associated with commercialization of new products. Such new product application development necessitates the development of new production processes for cost effective manufacture in commercial quantities. The Company has developed a distribution plan for each product application, either through an internal sales and marketing organization or through establishing relationships with companies with existing distribution networks. This development process typically spans over a period of years. Although the Company in the last few years has expended substantial sums on accomplishing development of new product applications which has taxed the Company's resources, significant additional funds must be expended for the new product and process development and marketing activities to continue. There is no assurance that the Company will be able to raise such funds on terms favorable to the Company, if at all.

     Although the Company may develop applications for the NuPro Material that have been previously created with steel, alloys, wood, plastic, fiberglass, plastic foam, or other materials, the market for products created with the NuPro Material is in an early stage of development. Because this market is only beginning to develop, it is difficult to assess the size of this market and the product features and prices, the optimal distribution and manufacture strategy, and the competitive environment that will develop in this market.

UNCERTAINTY OF ACCEPTANCE OF THE NUPRO MATERIAL

     The NuPro Material and its applications are still being developed and commercialized. There can be no assurance that the Company will be able to continue to develop applications for the NuPro Material or that any product applications for the NuPro Material will achieve market acceptance. The failure of the product applications of the NuPro Material to achieve market acceptance, or maintain such acceptance, if achieved, could have a material adverse effect on the Company's business, financial condition, and results of operations.

DEPENDENCE ON NON-PATENTED PROPRIETARY RIGHTS AND KNOW-HOW

     The Company's success depends, in part, upon its intellectual property rights relating to its production process and other operations. The Company anticipates that it will rely on a combination of trade secret, nondisclosure, and other contractual arrangements, confidentiality procedures, and patent, copyright, and trademark laws, to protect its proprietary rights. The Company has filed applications for the federal registration of its NuPro(TM) and NuPro Innovations(TM) marks.

     The Company uses non-patented proprietary technology for manufacturing the NuPro Material. The Company believes that the non-patented proprietary NuPro Material will be protected under trade secret, contractual, and other intellectual property rights that do not afford the statutory exclusivity possible for patented products and processes. To protect its proprietary technology, the Company mixes the proprietary component of the NuPro Material in a secure environment at one of its facilities. The production processes to manufacture products from the NuPro Material are not proprietary; however, there is a certain amount of "know-how" that the Company has gained which would hinder a person taking the NuPro Material and introducing it into the conventional manufacturing environment.

     There can be no assurance that the steps taken by the Company with respect to its proprietary technology and technical know-how will be adequate to deter misappropriation of its proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. The Company's proprietary information may also become known to or independently developed by, competitors, or the Company's non-patented proprietary rights may be challenged. Such events could have a material adverse effect on the Company's business, financial condition, and results of operations.

COMPETITION

     Competition in the markets for industrial materials, which includes, among other things, steel, plastics, wood, and fiberglass, is largely based upon quality and price. Many of the Company's competitors have greater financial resources than those available to the Company and certain competitors spend substantially greater amounts for advertising and promotion. In addition, many of the Company's competitors are more established and have greater name recognition.

INTRODUCTION OF NEW PRODUCT APPLICATIONS

     The Company's success will primarily depend upon its ability to introduce new product applications that achieve market acceptance. To meet these challenges, the Company invests and expects to continue to invest in the development of new product applications and production processes. There can be no assurance that the Company will be able to respond effectively to the needs of emerging markets or that markets will develop for any product applications introduced or under development by the Company.

ENVIRONMENTAL LIABILITIES

     Actions by Federal, state, and local governments concerning environmental matters could result in environmental laws or regulations that could increase the cost of producing the NuPro Material and the product applications developed by the Company, or otherwise adversely affect the demand for the NuPro Material. At present, during the Company's early stage of development, environmental laws and regulations do not have a material adverse effect upon the demand for the NuPro Material. In addition, certain of the Company's operations are subject to Federal, state, and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage, and disposal of solid and hazardous wastes. While the Company has not had to make significant capital expenditures for environmental compliance, the Company cannot predict with any certainty its future capital expenditure requirements relating to environmental compliance because of continually changing compliance standards and technology. The Company does not have insurance coverage for environmental liabilities and does not anticipate obtaining such coverage in the future. See "Business Regulation and Environmental Considerations."

     The Company is also subject to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state laws which impose liability without regard to fault or to the legality of the original action, on certain classes of persons (referred to as potentially responsible parties or "PRPs") associated with the release or threat of release of certain hazardous substances into the environment. Generally, liability of PRPs to the government under CERCLA is joint and several. Financial responsibility for the remediation of contaminated property or for natural resources damage can extend to properties owned by third parties. The Company believes that it is in substantial compliance with all environmental laws applicable to its business. There can be no assurance that the Company will respond effectively to changes in CERCLA and similar state laws, if necessary, relating to the release or threat of release of certain hazardous substances into the environment.

PRODUCT LIABILITY CLAIMS

     The manufacture of the NuPro Material could expose the Company to the risk of product liability claims. While the Company has had no material liability with respect to product liability claims to date, the Company is still in its development stages. After the Company begins production and achieves sales, product liability claims could have a material adverse effect on the Company's business, financial condition, and results of operations. While the Company maintains product liability insurance against the possibility of defective product claims there can be no assurance that such insurance would be sufficient to protect the Company against liability from such claims.

DEPENDENCE ON KEY PERSONNEL

     The activities of the Company, including exploitation and development of innovative polymer composite formulations, and, as a result, the Company's future success, will depend to a significant extent on its senior management and other key employees. Certain officers of the Company have engaged in related activities in Germany, Canada, and the United States for approximately 35 years. The Company's Chief Executive Officer and President, Luba Veselinovic, is not an employee of the Company but is serving in such capacities pursuant to a Secondment Agreement between the Company and Krida Overseas, which is controlled by Mr. Veselinovic and employs Mr. Veselinovic. The terms of the Secondment Agreement provide for a consulting relationship in which the Company pays Krida Overseas to receive the services of certain employees of Krida Overseas. The Secondment Agreement does not create an employment relationship between the Company and the Krida Overseas employees, including Mr. Veselinovic, but establishes terms under which such employees of Krida Overseas provide services for the Company. As the Company's President and Chief Executive Officer, Mr. Veselinovic will be primarily responsible for the day-to-day operations of the Company and serve the Company in a policy-making capacity. Any interruption of or default by the Company under the Secondment Agreement may result in the Company losing the services of Mr. Veselinovic, which could have a material adverse effect on the Company's business, financial condition, and results of operations. See "Certain Relationships and Related Transactions."

     The Company also believes that its future success will depend in a large part on its ability to attract and retain key employees. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company's inability to attract and retain additional key employees or the loss of one or more of its current key employees could have a material adverse effect on the Company's business, financial condition, and results of operations.

CONFLICTS RELATING TO THE MANAGEMENT OF THE COMPANY

     On June 18, 1999, the Company closed the acquisition (the "TrucTech Asset Acquisition") of substantially all of the assets and liabilities of TrucTech, Inc., a Georgia corporation ("TrucTech"), pursuant to an Asset Purchase Agreement between the Company and TrucTech effective as of December 1, 1998 (the "TrucTech Asset Purchase Agreement"). The TrucTech Asset Acquisition was approved by the Board of Directors and stockholders of TrucTech and by the Board of Directors of the Company. The total consideration for the TrucTech Asset Acquisition was US $5,500,000, which was satisfied by the issuance of 7,333,333 shares of Common Stock (the "Shares"), valued at US $0.75 per share. Certain directors, officers, employees, and stockholders of the Company were also directors, officers, employees, and stockholders of TrucTech. As a result, certain conflicts of interest existed with respect to the TrucTech Asset Acquisition, and the subsequent distribution of the Shares to the TrucTech Stockholders pursuant to a proposed Plan of Voluntary Dissolution of TrucTech. See "Certain Relationships and Related Transactions."

     Krida Overseas which is controlled by Luba Veselinovic, President and Chief Executive Officer of the Company, owns the technology relating to the NuPro Material and licenses to the Company the right to use and market the NuPro Material in its operations pursuant to the Krida License. Any interruption of or default by the Company under the license agreement may result in the Company losing all or a portion of its exclusive right to use, develop, and market the NuPro Material, which would have a material adverse effect on the Company's business, financial condition, and results of operations. As an officer of the Company, Mr. Veselinovic has fiduciary obligations to the Company's stockholders, which may conflict with his own interests as an affiliate of the owner of the NuPro Material. See "Certain Relationships and Related Transactions."

POLITICAL FACTORS

     Certain critical functions and operations of the Company are carried out in Mexico in accordance with the North American Free Trade Agreement ("NAFTA"). Any political unrest in Mexico could have a material adverse effect on the Company and its business activities. Direct foreign investment is often subject to specific local political risks, including but not limited to, change of laws, lack of enforcement or discriminatory enforcement of laws, acts of violence, or other unforeseen events. Occurrence of any one or more of these events could have a material adverse effect on the Company's business, financial condition, and results of operations.

ECONOMIC FACTORS

     Direct foreign investment in other countries involves potential economic factors such as currency devaluation, inflation, interest rate fluctuations, exchange controls, restrictions on currency repatriation, unidentified adverse changes in internal or international policies, and changes in world economic conditions. Occurrence of any one or more of these or similar factors may have a material adverse effect on the Company's business, financial condition, and results of operations.

CURRENCY FLUCTUATION

     The Company has significant operations located in Mexico. Currently, the Mexican pesos may be readily exchanged for U.S. currency in Mexican banks, and the exchange rate relating to Mexican pesos has been generally stable for the past five years in comparison to the exchange rate fluctuations relating to the currencies of certain other countries. The current exchange rate for Mexican pesos could change at any time by the direction of the government or economic developments and such changes could have a material adverse effect on the Company's business, financial condition, and results of operations.

     The Company anticipates that it will acquire a substantial portion of its chemical supplies from sources in Mexico, Venezuela, and Romania. To the extent the exchange rate for currencies in any of such countries fluctuates significantly, such fluctuations could make the Company's chemical supplies more expensive to acquire and, as a result, could have a material adverse effect on the Company's business, financial condition, and results of operations.

LABOR MATTERS

     The operating activities that the Company is establishing in Mexico require the engagement and expertise of local labor. Various issues with employees could be raised, such as wages, working conditions, security, housing, hours of work, advancement, and medical plans. Any difficulties in relationships with the employees of the Company could have a material adverse effect on the Company's business, financial condition, and results of operations.

PROJECTIONS

     The Company has prepared internal projections to be used solely by the Company's management to prepare the Company's business plan and budget. Such projections are speculative for the following reasons, among others: comparative historical results do not exist; the Company is at an early stage of development of its operations and business plans; and the Company has not confirmed the feasibility of product and technology applications. Projections are only examples of what could occur if the underlying assumptions actually occur. Because of the various risks involved in the proposed activities, the Company's projections could prove to be inaccurate in material respects for any operating activities, which could have a material adverse effect on the Company's business, financial condition, and results of operations.

POSSIBLE ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER PROVISIONS.

     The Company's Certificate of Incorporation authorizes the Board of Directors to issue, without stockholder approval, one or more series of preferred stock having such preferences, powers and relative, participating, optional and other rights (including preferences over the Common Stock respecting dividends and distributions and voting rights) as the Board of Directors may determine. The issuance of this "blank-check" preferred stock could render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest, or otherwise.

ISSUANCE OF ADDITIONAL SECURITIES; DILUTIVE EFFECT

     The Company will have authority to offer shares of preferred stock, additional shares of Common Stock or other equity or debt securities for cash, in exchange for property or otherwise. Stockholders will have no preemptive right to acquire any such securities, and any such issuance of equity securities could result in dilution of an existing stockholder's investment in the Company. In addition, the Board of Directors has the authority to issue shares of preferred stock having preferences and other rights superior to Common Stock.

LIMITED MARKET FOR COMMON STOCK

     The Company's Common Stock is covered by Securities and Exchange Commission rules that impose additional sales practice requirements on broker-dealers who sell securities priced at under $5.00 (so-called "penny stocks") to persons other than established customers and accredited investors (generally institutions with assets in excess of $5 million or individuals with net worth in excess of $1 million or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by such rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Moreover, such rules also require that brokers engaged in secondary sales of penny stocks provide customers written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and ask prices, disclosure of the compensation to the broker-dealer, and disclosure of the salesperson working for the broker-dealer. Consequently, the rules may affect the ability of broker-dealers to sell the Company's Common Stock and also may affect the ability of persons receiving such Common Stock to sell their Common Stock in the secondary market. These trading limitations tend to reduce broker-dealer and investor interest in "penny stocks" and could operate to inhibit the ability of the Company's Common Stock to reach a $3 per share trading price that would make it eligible for quotation on NASDAQ, even if the Company otherwise qualifies for quotation on NASDAQ.

ITEM 7. FINANCIAL STATEMENTS.

     Reference is made to the Consolidated Financial Statements, the Notes thereto and Report of Independent Auditors thereon commencing at Page F-1 of this Report, which Consolidated Financial Statements, Notes and Report are included herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company changed its independent auditor from BDO Dunwoody LLP to S.E. Clark & Company, P.C. on February 8, 1999. S.E. Clark & Company, P.C. has audited the Company's financial statements for the years ended November 30, 1998 and 1999. This change was by mutual consent due to the Company's domestication in the State of Delaware from the Canadian Province of Ontario on August 7, 1997. The change was approved by the Company's Board of Directors. None of the former accountant's reports on the Company's financial statements contain an adverse opinion or disclaimer of the opinion or was modified as to uncertainty, audit scope or accounting principles. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

     The information required by this Item with respect to Directors, Executive Officer, Promoters and Control Persons and Compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the captions "Information Concerning Directors, Nominees, and Officers" and "Compliance with Section 16(a) of the Securities and Exchange Act of 1934," respectively, contained in the Company's 2000 Annual Meeting of Shareholders to be held on March 30, 2000 (the "Proxy Statement").

ITEM 10. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference from the information under the caption "Executive Compensation" contained in the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

     (a) Exhibits:

Exhibit No.                         Description
-----------                         -----------
   3.1          Certificate  of  Domestication  of the Company,  dated August 7,
                1997*

   3.2          Certificate of Incorporation of the Company*

   3.3          Bylaws of the Company*

   4.1          Warrant to Purchase Shares of Common Stock of the Company*

   4.2          Form of 10.00% Unsecured Convertible Debenture*

  10.1(a) Technology License Agreement by and between Krida Overseas Investments Trading Limited and the Company effective as of June 1, 1999*

  10.1(b) Amendment No. 1 to Technology License Agreement by and between Krida Overseas Investments Trading Limited and the Company dated as of February 1, 2000**

  10.2 Asset Purchase Agreement by and between TrucTech, Inc., and the Company effective as of December 1, 1998*

  10.3          Form of  Indemnification  Agreement  for Members of the Board of
                Directors*

  10.4          Form of  Indemnification  Agreement  for Members of the Advisory
                Council*

  10.5 Secondment Agreement by and between the Company and Krida Overseas Investments Trading Limited dated as of December 1, 1998*+

  10.6 Form of Stock Option Agreement for Members of the Company's Board of Directors*+

  10.7 Form of Stock Option Agreement for Members of the Company's Advisory Council*+

  10.8 Office Building Lease between East Broadway 5151 Limited Partnership and Luba Veselinovic and Elke Veselinovic, H & W, DBA NuPro Innovations Inc. dated as of the 17th day of December, 1996*

  10.9 First Amendment to Lease made the 17th day of April, 1998, by and between East Broadway 5151 Limited Partnership and NuPro Innovations Inc., formerly Luba Veselinovic and Elke Veselinovic, Husband & Wife, dba, NuPro Innovations Inc.*

  10.10 Second Amendment to Lease made the 22nd day of March, 1999, by and between East Broadway 5151 Limited Partnership and NuPro Innovations Inc., formerly Luba Veselinovic and Elke Veselinovic, Husband & Wife, dba, NuPro Innovations Inc.*

  10.11         Buy-Sell   Agreement  dated  August  24,  1999  between  Ernesto
                Zaragoza de Cima and NuPro Innovation Mexico S.A. de C.V.**

  10.12(a) Patent Agreement between John W. Martin and Judith Tyler Martin and TracTop International, Inc. dated as of August 10, 1998**

  10.12(b) Letter Agreement between John W. Martin and Judith Tyler Martin and TracTop International, Inc. dated August 6, 1992**

  10.13         Agreement  between  Luba  Veselinovic,  the  Company and Gary A.
                Fitchett dated May 24, 1999**

  10.14 Lease between Ernesto Zaragoza de Cima and the Company effective November 1, 1997**

   12.1         Subsidiaries of the Company*

   12.2         Letter on Change in Certifying Accountant

   12.3         Consent of S.E. Clark & Company, P.C. Independent Auditors

   27           Financial Data Schedule

----------
* Incorporated by reference from the Company's Form 10-SB Registration Statement filed with the Commission on December 9, 1999.
** Incorporated by reference to the Company's Amendment No. 1 to Form 10-SB filed with the Commission on February 16, 2000.
+    Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K:

     None.

                                    PART F/S

     The following financial statements are included herein:

                  NuPro Innovations Inc. - Financial Statements
                Consolidated for the year ended November 30, 1999
                Combined for the periods ended November 30, 1998

Independent Auditor's Report................................................ F-1

Audited Financial Statements - Consolidated for the year ended November 30, 1999 and combined for the periods ended November 30, 1998:

     Balance Sheets......................................................... F-2

     Statements of Loss and Deficit......................................... F-3

     Statements of Shareholders' Equity..................................... F-4

     Statements of Cash Flows............................................... F-5

     Notes to Financial Statements.......................................... F-6

                    [LETTERHEAD OF S.E.CLARK & COMPANY, P.C.]

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and
Board of Directors
NuPro Innovations Inc.
Tucson, Arizona

We have audited the consolidated and combined balance sheets of NuPro Innovations Inc. (a development stage company) as of November 30, 1999 and 1998, respectively, and the related consolidated and combined statements of shareholders' equity, loss and deficit, and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated and combined financial position of NuPro Innovations Inc. as of November 30, 1999 and 1998, respectively, and the consolidated and combined results of its operations and cash flows from inception and for the periods then ended in conformity with generally accepted accounting principles.

S.E. Clark & Company, P.C.

Tucson, Arizona
January 14, 2000

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
AT NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------
                                                    (CONSOLIDATED)    (COMBINED)
                                                         1999            1998
                                                      ----------      ---------
ASSETS                                                                (Restated)

CURRENT
 Cash (Note 2)                                        $4,387,983      $   2,458
 Accounts Receivable                                          --          3,902
 Inventory                                                 2,246          2,633
 Prepaid Expense                                          11,589         12,892
                                                      ----------      ---------
      Total Current Assets                             4,401,818         21,885

PROPERTY AND EQUIPMENT (Note 5 )                       2,023,386        421,117

OTHER
 Accounts Receivable - TopTrac, S.A. de C.V. (Note 4)     90,189        100,189
 Unutilized Pre-production Plant (Note 5)                     --        226,114
 Deposits                                                  6,815             --
                                                      ----------      ---------
                                                          97,004        326,303
                                                      ----------      ---------
                                                      $6,522,208      $ 769,305
                                                      ==========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT
 Notes Payable (Note 6)                               $  119,390      $  81,240
 Accounts Payable (Note 6)                               542,224         83,551
 Accrued Liabilities                                      41,130         51,785
 Accrued Management Fees and Salaries
  (Notes 11 and 12)                                      327,214        107,253
 Current portion of long-term liabilities                 59,346         46,532
                                                      ----------      ---------
      Total Current Liabilities                        1,089,304        370,361

LONG-TERM LIABILITIES (Note 7)                           200,724        539,283

CONVERTIBLE DEBENTURES (Note 8)                        1,050,000             --

OTHER LIABILITIES
   Accrued Management Fees (Note 11)                     320,000        320,000

COMMITMENTS AND CONTINGENCIES (Note 11)                       --             --

SHAREHOLDERS' EQUITY (DEFICIENCY) (Note 8)             3,862,180       (460,339)
                                                      ----------      ---------
                                                      $6,522,208      $ 769,305
                                                      ==========      =========

   The accompanying notes are an integral part of these financial statements.

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF LOSS AND DEFICIT
YEARS ENDED NOVEMBER 30,1999 AND 1998
--------------------------------------------------------------------------------
                                                                    (COMBINED)
                                                                     DEFICIT
                                                                    ACCUMULATED
                                                                    DURING THE
                                     (CONSOLIDATED)   (COMBINED)    DEVELOPMENT
                                         1999            1998          STAGE
                                     ------------    ------------   ------------
                                                      (Restated)
Revenue - Interest earned            $   114,891     $        --    $   114,891
                                     -----------     -----------    -----------
Costs and expenses:
 Development, pre-production,
  and administration                     679,980         649,479      3,031,552
 Stock issued for protection
  of investment                               --       3,252,600      3,252,600
 Loss on impairment and disposition
  of properties                               --          71,841        321,794
 Financial, primarily interest            65,619          69,046        691,635
 Depreciation and amortization            19,809          21,678        138,764
                                     -----------     -----------    -----------
                                         765,408       4,064,644      7,436,345
                                     -----------     -----------    -----------
 Loss before income tax benefits        (650,517)     (4,064,644)    (7,321,454)

 Income tax benefits                          --              --             --
                                     -----------     -----------    -----------
 Net loss                            $  (650,517)    $(4,064,644)   $(7,321,454)
                                     ===========     ===========    ===========
 Net loss per common share
  (basic and diluted)                $     (0.06)    $     (0.40)
                                     ===========     ===========
 Weighted average shares
  outstanding (Note 13)               11,336,670      10,142,218
                                     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                   DEFICIT
                                                                                 ACCUMULATED
                                                                  ADDITIONAL       DURING
                                      COMMON     SHARE CAPITAL     PAID IN       DEVELOPMENT
                                      SHARES        AMOUNT         CAPITAL          STAGE          TOTAL
                                   -----------    -----------    ------------    -----------    -----------
ISSUED DURING FISCAL 1996
Issued for cash (Note 8)               750,002    $     5,571    $         --                   $     5,571
ISSUED DURING FISCAL 1997
Issued for cash (Note 8)               542,672        200,975              --                       200,975
Issued for services                     75,660         27,268              --                        27,268
Issued for settlement of debts
 of TrucTech, Inc.                     535,806        270,348              --                       270,348
                                   -----------    -----------    ------------                   -----------
ISSUED PRIOR TO REDOMESTICATION
 AUGUST 7, 1997 (NOTE 2(A))          1,904,140        504,162              --                       504,162
Adjustment to par value                     --       (502,258)        502,258                            --
Issued for cash (Note 8)               200,933            201         119,664                       119,865
Issued for services                     38,273             38          22,652                        22,690
                                   -----------    -----------    ------------                   -----------
ISSUED TO NOVEMBER 30, 1997          2,143,346          2,143         644,574                       646,717
DEVELOPMENT STAGE LOSS
 AS PREVIOUSLY REPORTED                     --             --              --    $  (177,399)      (177,399)
 Adjustment to restate expenses
  associated with TrucTech, Inc.            --             --              --       (144,651)      (144,651)
                                   -----------    -----------    ------------    -----------    -----------
BALANCES, AS RESTATED                2,143,346          2,143         644,574       (322,050)       324,667
Issued for acquisition of
 net assets of TrucTech, Inc.        7,333,333          7,333       5,492,667                     5,500,000
 Adjustment to combine net
  assets of TrucTech, Inc.                  --             --        (476,585)    (2,284,243)    (2,760,828)
                                   -----------    -----------    ------------    -----------    -----------
COMBINED, DECEMBER 1, 1997           9,476,679          9,476       5,660,656     (2,606,293)     3,063,839
Issued for cash (Note 8)               545,389            546         419,770             --        420,316
Issued for services                      5,150              5           5,145             --          5,150
Issued for settlement of debts
 of TrucTech, Inc.                     100,000            100          99,900             --        100,000
Issued for short-term rent              15,000             15          14,985             --         15,000
Combined net losses as
 previously reported                        --             --              --     (4,137,454)            --
Adjustment to restate expenses
 associated with TrucTech, Inc.             --             --              --        144,651             --
Loss on impairment of asset                 --             --              --        (71,841)            --
                                                                                 -----------
Net loss, as restated                       --             --              --     (4,064,644)    (4,064,644)
                                   -----------    -----------    ------------    -----------    -----------
BALANCE, NOVEMBER 30, 1998          10,142,218         10,142       6,200,456     (6,670,937)      (460,339)
                                   -----------    -----------    ------------    -----------    -----------
Regulation-S issued                  2,475,000          2,475       4,947,525             --      4,950,000
Costs of raising capital                    --             --         (53,698)            --        (53,698)
Escrowed shares issued
 in conversion of debt (Note 8)             --             --          76,734             --         76,734
Net loss for the period                     --             --              --       (650,517)      (650,517)
                                   -----------    -----------    ------------    -----------    -----------
BALANCE, NOVEMBER 30, 1999          12,617,218    $    12,617    $ 11,171,017    $(7,321,454)   $ 3,862,180
                                   ===========    ===========    ============    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOW
YEARS ENDED NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                        (COMBINED)
                                                                                        ACCUMULATED
                                                                                        DURING THE
                                                     (CONSOLIDATED)     (COMBINED)      DEVELOPMENT
                                                          1999             1998            STAGE
                                                      -----------      -----------      -----------
                                                                        (Restated)
CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
 Net loss for the period                              $  (650,517)     $(4,064,644)     $(7,321,454)
 Adjustments to reconcile net loss
  to net cash
  Depreciation                                             19,809           21,678          138,764
  Loss on disposal of obsolete equipment                       --               --          130,141
  Stock issued for protection of investment                    --        3,252,600        3,252,600
  Stock issued for rent and services                           --           20,150           70,108
  Impairment Loss on unutilized
   pre-production plant                                        --           71,841           71,841
  Accounts receivable                                      13,902           12,283          (90,189)
  Inventories                                                 387               --           (2,246)
  Prepaid expense                                           1,303           (2,864)         (11,589)
  Accounts payable and accrued liabilities                520,167          (76,656)         655,503
  Payables and accruals paid with NuPro stock                  --          100,000          370,348
  Accrued management fees and salaries                    219,961          325,500          647,214
                                                      -----------      -----------      -----------
                                                          125,012         (340,112)      (2,088,959)
                                                      -----------      -----------      -----------
INVESTING ACTIVITIES
 Purchase of capital assets                            (1,622,078)          (3,220)      (2,507,746)
 Deposits                                                  (6,815)              --           (6,815)
                                                      -----------      -----------      -----------
                                                       (1,628,893)          (3,220)      (2,514,561)
                                                      -----------      -----------      -----------
FINANCING ACTIVITIES
 Notes payable                                             38,150            8,519          119,390
 Increase in (repayment of) long-term liabilities          (9,429)        (143,239)         392,442
 Advances from (repayments to) shareholders               (85,617)          57,258           98,327
 Increase in convertible debentures                     1,050,000               --        1,050,000
 Common stock subscribed and paid                       4,896,302          420,316        7,331,344
                                                      -----------      -----------      -----------
                                                        5,889,406          342,854        8,991,503
                                                      -----------      -----------      -----------
INCREASE (DECREASE) IN CASH FOR THE PERIOD              4,385,525             (478)       4,387,983

CASH, BEGINNING OF PERIOD                                   2,458            2,936               --
                                                      -----------      -----------      -----------
CASH, END OF PERIOD                                   $ 4,387,983      $     2,458      $ 4,387,983
                                                      ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     NuPro Innovations Inc. ("NuPro") (A Development Stage Company) was formed to further develop and commercialize an innovative industrial engineering hybrid composite material technology, which it acquired through exercise of the option disclosed in Note 3.

     TrucTech, Inc. ("TrucTech") (A Development Stage Company) was formed to develop and manufacture a unique telescoping pickup truck cover and other prospective products.

     The financial statements of NuPro are for the fiscal years ended November 30, 1999 and 1998 and TrucTech are for the eleven months ended November 30, 1998.

     The 1999 financial statements are consolidated presentations including those of its majority owned subsidiary NuPro Innovation Mexico S.A. de C.V. All inter-company assets, liabilities and operating transactions have been eliminated upon consolidation.

     The Combined 1998 Balance Sheets and Statements of Shareholders' Equity reflect the combined assets, liabilities and shareholders' equity, of NuPro and TrucTech based on the 1999 completion of the acquisition by NuPro of the net assets of TrucTech, see Note 3.

     NuPro and TrucTech were under common control as defined by U.S. GAAP which requires that their combination be accounted for at historical cost in a manner similar to pooling of interest accounting. To reflect the continuity of interest of the principal shareholders in the business, all assets, liabilities, and shareholders' equity have been recorded in the Combined Balance Sheet at the book values of the predecessor companies' accounts. Research and development expenditures are charged to expenses in the period incurred. Cumulative expenses through the effective date of the combination represent the development costs of the TracTop telescoping pickup cover and other products and materials:

                  TrucTech                                  $2,426,641
                  NuPro                                        991,696
                                                            ----------
                  Cash and Accrued expenses                  3,418,337
                  TrucTech stock issued for
                    protection of investment                 3,252,600
                                                            ----------

                  Total expense                             $6,670,937
                                                            ==========

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Companies follow the generally accepted accounting principles of the United States ("U.S. GAAP").

     (a)  Nature of Business

          NuPro was incorporated in Canada on November 27, 1996, and has been in the development stage since its formation. As of August 7, 1997, the Company was redomesticated and continued in the State of Delaware, U.S.A. and its name changed to NuPro Innovations Inc. from TracTop Distributing Inc.

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

          A 99% owned foreign subsidiary has been incorporated as of November 12, 1998 as NuPro Innovation Mexico S.A. de C.V. At November 30, 1998 its organization was incomplete and it had no assets, liabilities, revenues or expenses. As of November 30, 1999 its activities include construction of a production facility in Guaymas, Sonora, Mexico which is not yet operational.

          TrucTech, incorporated on May 31, 1989 in the State of Georgia, U.S.A., has been in a development stage since its formation and is in the process of dissolution.

     (b)  Use of Estimates

          The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     (c)  Property and Equipment

          Property  and  equipment   are  recorded  at  cost  less   accumulated
          depreciation. Depreciation is recorded on a straight-line basis during commercial production at the following rates:

                 Building                                     3%
                 Production Equipment                        10%
                 Automotive Equipment                        20%
                 Office Equipment                     10 and 20%

          Management will periodically assess its ability to recover the cost of its long-lived assets through cash-flows resulting from sales of related products or the assets. Costs deemed not recoverable will be considered impaired and the asset cost reduced by the estimated impairment. Since the company is still in the development stage it is not yet possible for management to assess whether an impairment, if any, exists.

     (d)  Foreign Currency Translation

          Assets and liabilities are translated from Canadian or Mexican currency into U.S. currency by use of the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using the exchange rates in effect on the date they are included in income or using weighted-average exchange rates. Capital accounts are translated using the exchange rates in effect when the foreign entity's capital stock was acquired or issued. Gains or losses on translating the Canadian or Mexican currency into U.S. currency are reported as other comprehensive income. Foreign currency transaction gains and losses are included in net income in the period the exchange rate changes. Translation or transaction gains or losses were not material to the financial statements as of November 30, 1999.

     (e)  Cash and Cash Equivalents

          The company considers highly liquid investments having a maturity of three months or less at the date of purchase to be cash equivalents. As of November 30, 1999 cash included five certificates of deposit totaling approximately $3,787,000 with maturities ranging from 30 to 90 days, bearing interest at approximately 4 - 5%. One of the CD's, in the amount of $100,000, is restricted as security for a line of credit.

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

          Cash balances are insured by the F.D.I.C. up to $100,000 per institution. Balances in excess of $100,000 per institution are at risk should the financial institution fail. Substantially all of the company's cash assets are held by one financial institution and are accordingly subject to that risk.

3.   ACQUISITION OF TRUCTECH, INC.

     By agreement dated December 5, 1996, as amended, NuPro had an option to acquire the net assets of TrucTech, including technology rights, at their fair value, by exchanging NuPro stock for all of the net assets and liabilities of TrucTech. Since the TrucTech shareholders would retain control after the combination, the combination is considered a reverse acquisition. Accounting rules of the U.S. Securities and Exchange Commission required that the historic cost basis of the control parties be carried over. Thus, the transaction is required to be recorded at historic costs which may be substantially less than the current fair value of the assets exchanged.

     The exercise of the option under the agreement was approved by the Board of Directors of NuPro Innovations Inc. on March 24, 1999.

     Both the stockholders and directors of TrucTech have acknowledged that the technology to the plastic that is a major component of the TracTop product is an unpatented technology that is owned by Krida Overseas Investments Trading Limited ("Krida"), controlled by Luba Veselinovic, spouse of the TrucTech president, Elke Veselinovic.

     TrucTech has entered into a licensing and royalty agreement for the patent rights to certain technologies used in the TracTop product. The agreement required payment of $150,000 from profits and $5.00 per unit sold. Additionally, TrucTech has developed other technologies, which are unpatented, pertaining to the development and production of the TracTop units.

     The technology rights acquired by the NuPro shareholders from TrucTech are the learned and licensed technologies that apply to the TracTop product and the license agreement to the plastic technology that is the acknowledged property of Krida.

     In June, 1999 the oral technology license agreement referred to in Note 3 to the audited financial statements for the year ended November 30, 1998 was documented in a written agreement between Krida and NuPro. The agreement grants NuPro an exclusive world wide license to the NuPro technology owned by Krida through December 31, 2002. The license fee is 1.5% of the gross revenues up to $5,000,000 and 2% thereafter resulting from the NuPro technology and products sold by NuPro. The exclusivity after December 31, 2002 is dependent on the continuing involvement of Luba Veselinovic or achievement of at least 50% of the forecasted sales in the business plan and annual sales increase of at least 10%.

     As a result of the option agreement to acquire the net assets of TrucTech, and the anticipated completion thereof, NuPro commenced organizational activities and prototyping and market development efforts in early 1997. However, certain related expenses, totaling $144,651, continued to be paid by TrucTech until November 30, 1997.

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

     In 1998 it was recognized that these 1997 amounts should be born by NuPro. They were transferred to NuPro by a credit to Advances - TrucTech. The amount is reflected as a prior period adjustment in the Statement of Loss and Deficit for NuPro. This restatement increased the net loss per share computation by approximately $(0.01).

4.   ACCOUNTS RECEIVABLE - TOPTRAC , S.A. De C.V.

     This amount represents unsecured advances to TopTrac, S.A. de C.V. ("TopTrac"), a Mexican manufacturing company, owned by a director of NuPro, which manufactures the TracTop product for direct sales in Mexico and for sales to NuPro. The amount is comprised as follows:

                                                     (CONSOLIDATED)   (COMBINED)
                                                          1999           1998
                                                        -------        --------
     Sales of inventory of TracTop Components           $78,051        $ 78,051
     Miscellaneous charges paid on behalf of TopTrac     12,138          12,138

     Cash advance                                            --          10,000
                                                        -------        --------
                                                        $90,189        $100,189
                                                        =======        ========

     The balance is to be repaid, without interest, at the rate of $100 per TracTop unit sold. Since TrucTech is the sole source of TopTrac's cash flows and there are no TracTop sales, it is unlikely this account will be repaid in full within the next year.

5.   PROPERTY AND EQUIPMENT

                                                   (CONSOLIDATED)    (COMBINED)
                                                        1999            1998
                                                     ----------      ----------
     Land                                            $  252,822      $       --
     Construction in Progress (Note 11)               1,339,970              --
     Plant Equipment                                    398,839         398,640
     Automotive Equipment                               105,006          83,277
     Office Equipment                                    29,398          22,040
                                                     ----------      ----------
                                                      2,126,035         503,957
     Less: Accumulated Depreciation                     102,649          82,840
                                                     ----------      ----------
     NET BOOK VALUE                                  $2,023,386      $  421,117
                                                     ==========      ==========

     All of the TrucTech plant equipment is located at the TopTrac, S.A. de C.V. plant in Guaymas, Mexico. NuPro has entered into a lease for contiguous space. Under terms of the lease, equipment and inventory is subject to possession and sale by the landlord to satisfy lease delinquencies, if any.

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                     (CONSOLIDATED)   (COMBINED)
                                                         1999            1998
                                                       --------       ---------
     INVESTMENT IN UNUTILIZED PRE-PRODUCTION PLANT
     Land                                              $     --       $  82,500
     Building                                                --         225,795
     Less Accumulated Depreciation                           --         (10,340)
     Less Impairment Reserve                                 --         (71,841)
                                                       --------       ---------
     Net book value                                    $     --       $ 226,114
                                                       ========       =========

     In January 1999 the Company sold the land and building which has a book value of $297,955 for net proceeds after adjustments and selling expenses of $225,254. The mortgage payable thereon was discharged from the proceeds. A loss of $71,841 was realized on the transaction. Since the loss occurred soon after the fiscal 1998 year end the financial statements have been restated to recognize the asset impairment as of November 30, 1998.

6.   NOTES PAYABLE

     Included in NuPro bank indebtedness is a bank line of credit in the amount of $31,185 (Cdn $45,000) with an outstanding balance at November 30, 1999 of $20,969 (Cdn $30,265). The bank line of credit is due on demand and bears interest at prime plus 4% and is secured by a general security agreement over all assets of the Company and the guarantee of a former director. TrucTech also has a bank note outstanding in the amount of $31,866, due January 22, 2000 including 10% interest. Also included in notes payable are loans from affiliates totaling $66,555 further discussed in Note 12. Prime at November 30, 1999 was 8.25%.

     On June 1, 1999 NuPro opened a line of credit with Bank One in the amount of $100,000. The line was secured by a certificate of deposit in an equal amount. Interest is payable monthly and accrues at prime which at November 30, 1999 was 8.25%. The maximum amount was borrowed on the line and repaid during the year. The line will be reviewed for renewal annually.

     ACCOUNTS PAYABLE

     Included in accounts payable are $125,519 trade accounts payable and $416,705 construction accounts payable. Included in construction accounts payable are $26,955 due to DIEZ (E. Zaragoza affiliate) for the balance of the Guaymas land and $196,883 to Inversiones de Guaymas for construction, further discussed in Notes 11 and 12.

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

7.   LONG-TERM LIABILITIES

                                                     (CONSOLIDATED)   (COMBINED)
                                                         1999            1998
                                                       --------       ---------
     Mortgage Payable
     Montgomery  County Bank - 9% payable in monthly
     installments of $2,575, including principal and
     interest, due May 1999, secured by Company real
     estate.                                           $     --        $230,699

     Notes Payable
     Montgomery  County  Bank  -  prime  plus  2.5%,
     payable  in  monthly  installments  of  $4,224,
     including principal and interest,  due February
     2002.  Secured by a general security  agreement
     over  all  assets,  and  insured  by the  Small
     Business Administration.                           120,196         149,355

     Chrysler Corporation
     12.5%, payable in monthly installments of $630,
     including  principal  and  interest,  due  July
     2000. Secured by a vehicle and the guarantee of
     a director.                                          6,498          12,764

     Other Contracts Payable
     1999 amount is a  capitalized  lease payable to
     the Veselinovic Children's Trust for lease of a
     1999  Suburban,  60 monthly  payments  of $739,
     including imputed interest at 8.5%                  35,049           9,053

     Related Party Loans
     Loans   from   various   shareholders   of  the
     Companies,  interest  at  10  -  12%,  with  no
     specific terms of repayment or maturity  dates.
     Unsecured.                                          98,327         183,944
                                                       --------        --------
                                                        260,070         585,815
     Less: Current portion of principal                  59,346          46,532
                                                       --------        --------
                                                       $200,724        $539,283
                                                       ========        ========

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

     Future minimum principal payments due on long-term liabilities for the years ended November 30 are as follows:

                2000                                     $ 59,346
                2001                                       51,032
                2002                                       51,365
             Unscheduled shareholder loans                 98,327
                                                         --------
                                                         $260,070
                                                         ========

8.   SHARE CAPITAL

     Under the State of Delaware Certificate of Incorporation, NuPro's capital stock is as follows:

     (a)  Authorized

          20,000,000 shares of common stock, par value of $0.001
          1,000,000 shares of preference stock, par value of $0.001, issuable in series, with powers, preferences and relative, participating, optional or other special rights, and qualifications, limitations, or restrictions as fixed by the Board of Directors.

     (b)  Issued

          12,617,218 shares of common stock.

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                          AVERAGE       RANGE         SHARES        AMOUNT          VALUATION
                                          -------       -----         ------        ------          ---------
     ISSUED DURING FISCAL 1996:
      "Escrow" shares issued for cash      $0.007          $0.007      750,000    $    5,569    fair market value
      Initial shares issued for cash       $1.000          $1.000            2             2    fair market value
                                                                    ----------    ----------
                                                                       750,002         5,571
                                                                    ----------    ----------
     ISSUED DURING FISCAL 1997:
      Issued for cash                      $0.366   $0.365-$0.366      535,855       195,857    fair market value
      Issued for cash                      $0.524   $0.520-$0.540      169,933        89,000    fair market value
      Issued for cash                      $0.731          $0.731        6,817         4,983    fair market value
      Issued for cash                      $1.000          $1.000       31,000        31,000    fair market value
                                                                    ----------    ----------
                                                                       743,605       320,840
                                                                    ----------    ----------
      Issued for services                  $0.361   $0.360-$0.361       75,660        27,268    fair market value
      Issued to pay services and debt      $0.506   $0.505-$0.533      569,139       288,098    fair market value
      Issued for services                  $1.000          $1.000        4,940         4,940    fair market value
                                                                    ----------    ----------
                                                                       649,739       320,306
                                                                    ----------    ----------
     ISSUED DURING FISCAL 1998:
      Issued for cash                      $0.533   $0.514-$0.560      215,816       114,954    fair market value
      Issued for cash                      $0.650          $0.650        9,886         6,425    fair market value
      Issued for cash                      $0.750          $0.750       83,000        62,250    fair market value
      Issued for cash                      $1.000          $1.000      236,687       236,687    fair market value
                                                                    ----------    ----------
                                                                       545,389       420,316
                                                                    ----------    ----------
      Issued to pay services, rent
       and debt                            $1.000          $1.000      120,150       120,150    fair market value
                                                                    ----------    ----------
     ISSUED DURING FISCAL 1999:
      Issued for net assets of TrucTech -
      exchange price set during 1998       $0.750          $0.750    7,333,333     5,500,000    fair market value
                                                                    ----------    ----------
      Regulation S shares issued
       for cash                            $2.000          $2.000    2,475,000     4,950,000    fair market value
                                                                    ----------    ----------

     TOTAL SHARES ISSUED                                            12,617,218
                                                                    ==========

     In July, 1999 the escrow shares referred to above were returned to treasury and redistributed to certain shareholders in accordance with the plan previously authorized by the board of directors. 460,887 shares were distributed to approximately 60 shareholders to equalize the initial issue price paid and 289,113 were distributed to 7 shareholders to settle various NuPro commitments.

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

     (c)  Share Purchase Options

          Options to purchase 275,000 common shares are outstanding, and may be exercised on the following basis:

                                NUMBER OF     EXERCISE
                                 SHARES        PRICE         EXPIRATION DATE
                                 ------        -----         ---------------
           Directors            125,000        $4.00        December 31, 2002
           Advisory Council      90,000        $4.00        December 31, 2000
           Consultants           60,000        $1.00        December 31, 2002

     During fiscal 1998, each member of the Company's Board of Directors received options to acquire 25,000 shares of the Company's common stock at $4.00 per share as director compensation. In addition, each member of the Advisory Council received options during fiscal 1998 to acquire 15,000 shares of the Company's common stock at $4.00 per share as advisory council compensation. Since the exercise price substantially exceeds the current market price of the stock, grant-date fair value has been assigned to the options granted. No options have been exercised during fiscal 1998 or 1999. Stock issued to acquire goods or services, other than employee services, is valued at grant-date fair value.

     REGULATION S

     In an offering that closed July 7, 1999, the Company raised capital and issued securities under Regulation S of the Securities Act. The issue, totaling $6,000,000, consists of 1,500,000 shares of common stock at $2.00 per share, $3,000,000 in debentures convertible into shares of common stock at a minimum of $2.00 per share, and warrants to purchase 1,500,000 additional shares of common stock at $2.50 per share, exercisable only after the debentures have been converted. As of November 30, 1999, $3,500,000 of the units subscribed had been paid with shareholders opting to receive common shares directly in lieu of convertible debentures. The remaining $2,500,000 has also been collected which resulted in the issuance of an additional 725,000 common shares and convertible debentures totaling $1,050,000. Interest will begin accruing on the debentures at 10% per annum commencing January 1, 2000 with maturity on December 31, 2004. Warrants for 200,000 shares are subscribed but unpaid at $2.50 per share leaving remaining unsubscribed or exercised warrants for 1,300,000 shares.

     The debenture certificates have not yet been distributed in anticipation of further conversions to common stock.

     Interest has not been accrued on the subscribed and paid but undistributed certificates. Management sold the debentures with the intent that interest would not begin accruing until one year after their issue date. The undistributed debentures, which prescribed interest payment beginning approximately one year after the issue date of July 7, 1999, have been revised for an accrual date of January 1, 2000. Accrual of interest through November 30, 1999 would approximate $50,000 which would have been capitalized as construction period interest. The debenture subscribers have subsequently agreed to set the interest accrual date as January 1, 2000.

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

9.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     In the year ended November 30, 1998, 5,150 shares of NuPro, valued at $5,150, were issued for services, 15,000 shares of NuPro, valued at $15,000, were issued for rent, and 100,000 shares of NuPro, valued at $100,000, were issued to settle debts of TrucTech.

     The value of the shares issued in settlement of debt and services rendered was at the fair value of the shares at the date of issuance. No income taxes were paid and interest paid approximates the amounts disclosed as expense.

10.  INCOME TAXES

     NuPro potentially has losses for income tax purposes available to reduce future taxable income of approximately $1,637,000. The potential benefit ($655,000) of these losses has not been reflected in the financial statements since there is no assurance that the losses will be utilized. These losses will begin expiring as of November 30, 2012. Additionally, the limitations on these losses resulting from the business combination has not been determined but could be substantial. Accordingly, the valuation allowance equals the deferred tax asset.

     TrucTech potentially has losses for income tax purposes available to reduce taxable income of approximately $2,074,000. The potential benefit ($830,000) of these losses has not been reflected in the financial statements since there is no assurance that the losses will be utilized. The benefit of these losses may only be applied to future income from the TracTop product. These losses will begin expiring as of December 31, 2004. Additionally, the limitations on these losses resulting from the business combination has not been determined but could be substantial. Accordingly, the valuation allowance equals the deferred tax asset. The deductibility and carryover benefit of the amount paid to TrucTech shareholders through issuance of TrucTech stock as "stock issued for protection of investment" has not been determined and is excluded from the above.

11.  COMMITMENTS AND CONTINGENCIES

     NuPro has lease commitments outstanding as follows:

                                   MONTHLY        ANNUAL            MATURITY
                                   -------        ------            --------
     Office - Tucson, Arizona      $1,961        $25,332        March 31, 2000
     Factory - Guaymas, Mexico      1,015         12,180        October 31, 2002

     Future minimum lease payments due on leases for years ended November 30 are as follows:

                         2000                   $20,024
                         2001                    12,180
                         2002                    11,165
                                                -------
                                                $43,369
                                                =======

     See the above discussion regarding lessors contingent rights to inventory and equipment of NuPro.

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

     On February 15, 1998 TrucTech and NuPro entered into an agreement with Tooling Technology, canceling their option to acquire 3% of the issued and outstanding TrucTech shares and settling in full the approximate $100,000 liability for production tooling in exchange for 100,000 shares of NuPro stock and warrants to acquire an additional 100,000 shares at $1.25 per share. Those warrants expired on June 30, 1998 without exercise.

     CONTINGENCIES

     TrucTech issued common shares to certain stockholders, officers and directors to protect their investment. The calculated amount was based in part on the value of services performed by these individuals during the development stage of TrucTech and other pro-rata amounts. It has not been determined for tax purposes if these shares will be considered capital distributions or compensation to the recipients. The tax consequences of this determination to the recipients could be substantial. The tax consequences to TrucTech have not been determined, but are believed to be immaterial. See further comments in Note 10.

     YEAR 2000 COMPLIANCE

     The year 2000 issue relates to misstatements that may result in computer systems that use only two digits to record a year. The misstatements, which may occur before, on, or after January 1, 2000, result when dates are used in computations and comparisons. Company management believes it is compliant with the SEC's requirement to evaluate and disclose the cost of compliance. NuPro utilizes only popular retail software which asserts that it is Y2K compliant. Additionally, management believes it is not currently dependent on vendors or suppliers whose systems, if not compliant would cause any material financial misstatements to NuPro.

     MANAGEMENT TRANSITION

     In May 1999, Luba Veselinovic entered into an agreement (on behalf of Krida and the Veselinovic Children's Trust) with Gary Fitchett, personally and on behalf of the Fitchett Family Trust, Pinecrest Consultants, Inc. and Management Synergistics to purchase 1,000,000 shares of Fitchett's NuPro shares for the aggregate price of $500,000. $250,000 of the purchase price is payable on closing. Closing has not yet occurred because certain conditions precedent to closing have not yet been satisfied. The remaining $250,000 balance is payable by a note co-signed by Luba Veselinovic and NuPro Innovation Inc. and is payable according to the following schedule:

                                          MONTHLY        ANNUAL
                                          -------        ------
                  Year one                $ 2,500       $ 30,000
                  Year two                  5,000         60,000
                  Year three                7,500         90,000
                  Year four                10,000         70,000
                                                        --------
                                                        $250,000
                                                        ========

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

     The written agreement specifies a partial return of shares to Mr. Fitchett if the note is not paid by August 31, 2004.

     While NuPro is not the principal signer of the note, it is expected that the cash flows will come from NuPro as payment of compensation or accrued management fees to Luba Veselinovic or one of his affiliated entities. Existing accrued management fees due to Fitchett of approximately $175,000 will be paid upon the earlier of (1) completion of a public offering of NuPro shares or (2) annual profits earned in excess of required annual capital expenditures and dividends. $175,000 of the management fees due to Luba Veselinovic are also "frozen" and payable under the above mentioned terms. Management fees in excess of $175,000 accruing to Luba Veselinovic or his affiliates are payable out of available funds. The "frozen" fees may otherwise be paid to make the note payments or personal obligations of Veselinovic to Fitchett. An additional 200,000 shares were provided by Fitchett to Veselinovic to use for special consideration at no charge. $30,000 of the "frozen" fees are classified as current to allow payment of the above purchase obligation of Mr. Veselinovic according to the above schedule. Certain issues related to the written agreement are being clarified by the parties. Management believes these issues will be resolved in a manner that is not materially adverse to the Company.

     CONSTRUCTION IN PROGRESS

     NuPro and its Mexican Subsidiary are both involved with construction projects as of November 30, 1999. NuPro is constructing an office, research and storage facility in Tucson of approximately 12,500 square feet for a total estimated cost of $1,200,000. The company is acting as its own general contractor and is engaging various subcontractors to construct the project. Payables to these contractors, included in accounts payable, total approximately $193,000 as of November 30, 1999. As of November 30, management estimates that the project is 37% complete, having incurred costs to date of approximately $445,000 and estimate that $755,000 of additional costs will be incurred through the completion of the project.

     NuPro Innovation Mexico S.A. de C.V. is constructing two production facilities in Guaymas, Sonora, Mexico, totaling approximately 32,000 square feet for a total estimated cost of $1,235,600. An affiliate of NuPro director, Ernesto Zaragoza, is acting as the general contractor and is engaging various subcontractors to construct the project. Payables to these contractors, included in accounts payable, total approximately $223,838 as of November 30, 1999. As of November 30, management estimates that the project is 75% complete, having incurred costs to date of approximately $895,000 and further estimate that approximately $341,000 of additional costs will be incurred through the completion of the project.

     In addition to the direct costs of construction, management estimates that an additional $699,000 will be expended during fiscal 2000 to furnish and equip the Tucson facility and $1,116,000 will be expended during fiscal 2000 to furnish and equip the Guaymas facilities.

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

12.  RELATED PARTY TRANSACTIONS

     During the periods, the following financial transactions were completed with shareholders, directors, managers or employees who are deemed to be related parties to each Company:

     NUPRO

     In June 1998, options to purchase 25,000 common shares at $4.00 per share until December 31, 2002 were issued to each of five directors.

     In June 1998, options to purchase 15,000 common shares at $4.00 per share until December 31, 2000 were issued to each of six members of the advisory council.

     During 1998 rent was paid to a director for factory space in Guaymas, Mexico of $12,180.

     During 1998, management fees were accrued to two members of management covering the period of April 1997 to November 1998 in the amount of $270,000.

     During 1998, management salaries were accrued to one member of management covering the period of January 1997 to November 1998 in the amount of $75,125.

     During 1998, various unsecured loans bearing interest at 12% per annum were made to the Company by shareholders. The balance outstanding at November 30, 1998 totaled $64,098.

     During 1998, wages were paid to children of one director in the amount of $16,436.

     During 1998, common shares were issued as follows:

          RELATION                  NUMBER   CONSIDERATION                  VALUATION
          --------                  ------   -------------                  ---------
     Director and officer           60,000    45,000 cash              Exercise of warrants
     Director and officer           64,000    33,600 cash              Exercise of warrants
     Director and officer           23,000    17,250 cash              Exercise of warrants
     Children of  a director         5,600     2,938 cash              Fair market value
     Members of advisory council     3,375     3,375 services          Fair market value
     Director                       15,000    15,000 rent              Fair market value
     TrucTech creditor             100,000   100,000 debt settlement   Fair market value

     TRUCTECH

     During 1998 an unsecured loan bearing interest at 10% was made to the Company by a director. The balance outstanding at November 30, 1998 was $119,846.

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

     On July 27, 1998, the TrucTech shareholders approved the issuance of the shares, including shares to related parties to protect their investment. This issuance resulted in the control group shares prior to merger as disclosed below:

                                                                      Estimated
                                                         Total      NuPro Shares
                                                         Shares       on Merger
                                                       ---------      ---------
     TrucTech shares held prior to merger:
       Affiliated with Luba and Elke Veselinovic:
         Krida Overseas Trading and Investments          320,867      2,027,253
         Edda Schaecke                                    20,737        207,375
         Veselinovic Children's Trust                    161,642      1,104,412
         NAFTA Technology, Trading and Consulting         80,327        473,960

       Affiliated with Gary Fitchett:
         Pinecrest Consultants, Inc. and
           Fitchett Family Trust (See note 11)           171,771      1,261,918
         Richard Fitchett                                  2,981         21,815
                                                       ---------      ---------
                                                         758,325      5,096,733
                                                       ---------      ---------
     Percent of TrucTech shares                            69.49%
                                                       =========
     NuPro shares held prior to merger:
       Affiliated with Luba and Elke Veselinovic:
         Veselinovic Children's Trust                    210,000        210,000

       Affiliated with Gary Fitchett:
         Fitchett family group                           500,690        500,690
         Gary Fitchett as trustee for
          escrow shares (Note 8)                         750,000        750,000
                                                       ---------      ---------
                                                       1,460,690      1,460,690
                                                       ---------      ---------
     Control group totals:
       Affiliated with Luba and Elke Veselinovic:        210,000      4,023,000
       Affiliated with Gary Fitchett:                  1,250,690      2,534,423
                                                       ---------      ---------
                                                       1,460,690      6,557,423
                                                       =========      =========
     Percent of NuPro shares                               50.39%         64.65%
                                                       =========      =========

     NUPRO CONSOLIDATED

     During 1999 rent was paid to a director for factory space and demo line in Guaymas, Mexico of $40,757.

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

     During 1999, management fees were accrued to two members of management in the amount of $180,000.

     During 1999, management salaries were accrued to one member of management in the amount of $73,290.

     During 1999, various unsecured loans bearing interest at 12% per annum were made to the Company by shareholders. The balance outstanding at November 30, 1999 totaled $66,555. During 1999, wages were paid to children of one director in the amount of $12,033.

     During 1999, NuPro Mexico advanced funds totaling $768,000, to Inversiones de Guaymas, and other affiliates of Ernesto Zaragoza who is a director of NuPro, for progress payments for facility construction. See Note 11.

13.  NET LOSS PER SHARE

     Restricted shares and warrants are not included in the computation of the weighted average number of shares outstanding during the period as the effect would be antidilutive. The 1999 net loss per common share is calculated by dividing the consolidated loss by the 11,336,670 weighted average number of shares outstanding during the year. The 1998 net loss per common share is calculated by dividing the combined losses by the 10,142,218 shares outstanding after the business combination.

14.  SECONDMENT AGREEMENT

     NuPro entered into a "secondment" agreement effective December 1, 1998 with Krida Overseas Investments Trading Limited, a Cyprus entity affiliated with Luba Veselinovic, whereby Luba is employed by Krida to provide services to NuPro at the rate of $12,500 per month. The initial term of the agreement is five years but may be extended for additional five year periods. The agreement may not be terminated during the initial term.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NUPRO INNOVATIONS INC.

Date: February 28, 2000                 By: /s/ Luba Veselinovic
                                            ------------------------------------
                                            Name:  Luba Veselinovic
                                            Title: Chief Executive Officer and
                                                   President (Principal
                                                   Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: February 28, 2000                By: /s/ Elke Veselinovic
                                            ------------------------------------
                                            Elke Veselinovic
                                            Treasurer, Director
                                            (Principal Financial Officer)


Dated: February 28, 2000                By: /s/ Ernesto Zaragoza de Cima
                                            ------------------------------------
                                            Ernesto Zaragoza de Cima
                                            Vice President, Director


Dated: February 28, 2000                By: /s/ Lawrence J. McEvoy Jr.
                                            ------------------------------------
                                            Lawrence J. McEvoy Jr.
                                            Secretary, Director


Dated: February 28, 2000                By: /s/ Charles H. Green
                                            ------------------------------------
                                            Charles H. Green
                                            Director


Dated: February 28, 2000                By: /s/ Reiner Becker
                                            ------------------------------------
                                            Reiner Becker
                                            Director