Form 10QSB
period 2000-02-29
NUPRO INNOVATIONS INC
filed 2000-04-17
CIK 1100282

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB
          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2000

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

                            3296 East Hemisphere Loop
                           Tucson, Arizona 85706-5013
                    (Address of Principal Executive Offices)

                                 (520) 547-3510
              (Registrant's Telephone Number, Including Area Code)


              Securities registered under Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     As of February 29, 2000, there were 12,617,218 shares of the Common Stock, $.001 par value, of the Company outstanding.

================================================================================

                                TABLE OF CONTENTS


PART I:  FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
Item 1. Financial Statements

     * Balance Sheets
         February 29, 2000 and November 30, 1999............................ 3
     * Statements of Loss and Deficit
        Three months ended February 29, 2000 and February 28, 1999.......... 4
     * Statements of Shareholders' Equity
        Three months ended February 29, 2000 and February 28, 1999.......... 5
     * Statements of Cash Flow
        Three months ended February 29, 2000 and February 28, 1999.......... 6
     * Notes to Financial Statements........................................ 7

Item 2. Management's Discussion and Analysis or Plan of Operation........... 8


PART II:  OTHER INFORMATION

Item 1. Legal Proceedings ................................................. 18
Item 2. Changes in Securities and Use of Proceeds.......................... 18
Item 3. Defaults Upon Senior Securities.................................... 18
Item 4. Submission of Matters to a Vote of Security Holders................ 18
Item 5. Other Information.................................................. 18
Item 6. Exhibits and Reports on Form 8-K................................... 18


SIGNATURES................................................................. 19

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NUPRO INNOVATIONS INC.
(A Development Stage Company)

BALANCE SHEETS
AS AT FEBRUARY 29, 2000 AND NOVEMBER 30, 1999
--------------------------------------------------------------------------------

                                                   FEBRUARY 29,     NOVEMBER 30,
                                                      2000             1999
                                                   ------------     ------------
Assets                                              (UNAUDITED)

CURRENT
 Cash                                              $2,945,684       $4,387,983
 Accounts Receivable                                       --               --
 Inventory                                              2,246            2,246
 Prepaid Expense                                        8,774           11,589
                                                   ----------       ----------
     Total Current Assets                           2,956,704        4,401,818

PROPERTY AND EQUIPMENT                              2,979,979        2,023,386

OTHER
 Accounts Receivable - TopTrac, S.A. de C.V            90,189           90,189
 Deposits                                              10,242            6,815
                                                   ----------       ----------
                                                      100,432           97,004
                                                   ----------       ----------

                                                   $6,037,115       $6,522,208
                                                   ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
 Notes payable                                     $   61,158       $  119,390
 Accounts Payable                                     300,985          542,224
 Accrued Liabilities                                   59,249           41,130
 Accrued Management Fees and Salaries                 374,713          327,214
 Current portion of long-term liabilities              52,123           59,346
                                                   ----------       ----------
     Total Current Liabilities                        848,229        1,089,304

LONG-TERM LIABILITIES                                 195,697          200,724

CONVERTIBLE DEBENTURES                              1,050,000        1,050,000

OTHER LIABILITIES
 Accrued Management Fees                              320,000          320,000

COMMITMENTS AND CONTINGENCIES                              --               --

SHAREHOLDERS' EQUITY                                3,623,189        3,862,180
                                                   ----------       ----------

                                                   $6,037,115       $6,522,208
                                                   ==========       ==========

NUPRO INNOVATIONS INC.                                              (UNAUDITED)
(A Development Stage Company)

STATEMENTS OF LOSS AND DEFICIT
THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
--------------------------------------------------------------------------------


                                                                                              (COMBINED)
                                                                                          DEFICIT ACCUMULATED
                                                        FEBRUARY 29,       FEBRUARY 28,      DURING THE
                                                           2000               1999        DEVELOPMENT STAGE
                                                       ------------       ------------    -----------------
Revenue - Interest Earned                              $     48,329       $        454       $    163,220
                                                       ------------       ------------       ------------
Costs and expenses:
 Development, pre-production, and administration            259,778            142,118          3,291,330
 Stock issued for protection of investment                3,252,600
 Loss on impairment and disposition of properties           321,794
 Financial, primarily interest                               23,977             18,539            715,612
 Depreciation and amortization                                3,565              4,716            142,329
                                                       ------------       ------------       ------------
                                                            287,320            165,373          7,723,665
                                                       ------------       ------------       ------------

Loss before income tax benefits                            (238,991)          (164,919)        (7,560,445)

Income tax benefits                                              --                 --                 --
                                                       ------------       ------------       ------------

Net loss                                               $   (238,991)      $   (164,919)      $ (7,560,445)
                                                       ============       ============       ============

Net loss per common share (basic and diluted)          $      (0.02)      $      (0.02)
                                                       ============       ============

Weighted average shares outstanding                      12,617,218         10,142,218
                                                       ============       ============

NUPRO INNOVATIONS INC.
(A Development Stage Company)

STATEMENTS OF SHAREHOLDERS' EQUITY
PERIODS ENDED FEBRUARY 29, 2000
--------------------------------------------------------------------------------

                                                                    ADDITIONAL  DEFICIT ACCUMULATED
                                       COMMON      SHARE CAPITAL     PAID IN        DURING THE
                                       SHARES         AMOUNT         CAPITAL     DEVELOPMENT STAGE      TOTAL
                                     ----------     ---------      -----------   -----------------   -----------
ISSUED DURING FISCAL 1996
Issued for cash                         750,002     $   5,571               --                       $     5,571
ISSUED DURING FISCAL 1997
Issued for cash                         542,672       200,975               --                           200,975
Issued for services                      75,660        27,268               --                            27,268
Issued for settlement of debts
   of TrucTech, Inc.                    535,806       270,348               --                           270,348
                                     ----------     ---------      -----------                       -----------
ISSUED PRIOR TO REDOMESTICATION
 AUGUST 7, 1997                       1,904,140       504,162               --                           504,162
Adjustment to par value                      --      (502,258)         502,258                                --
Issued for cash                         200,933           201          119,664                           119,865
Issued for services                      38,273            38           22,652                            22,690
                                     ----------     ---------      -----------                       -----------
ISSUED TO NOVEMBER 30, 1997           2,143,346         2,143          644,574                           646,717
Issued for acquisition of
   net assets of TrucTech, Inc.       7,333,333         7,333        5,492,667                         5,500,000
Accumulated losses of
  NuPro Innovations Inc.                     --            --               --      $  (322,050)        (322,050)
Adjustment to combine net assets
  of TrucTech, Inc.                                                   (476,585)      (2,284,243)      (2,760,828)
                                     ----------     ---------      -----------      -----------      -----------
COMBINED, DECEMBER 1, 1997            9,476,679         9,476        5,660,656       (2,606,293)       3,063,839

Issued for cash                         545,389           546          419,770               --          420,316
Issued for services                       5,150             5            5,145               --            5,150
Issued for settlement of debts
   of TrucTech, Inc.                    100,000           100           99,900               --          100,000
Issued for short-term rent               15,000            15           14,985               --           15,000
Combined net losses                                                                  (4,064,644)      (4,064,644)
                                     ----------     ---------      -----------      -----------      -----------
BALANCE, NOVEMBER 30, 1998           10,142,218        10,142        6,200,456       (6,670,937)        (460,339)

Regulation-S issued                   2,475,000         2,475        4,947,525               --        4,950,000
Costs of raising capital                     --            --          (53,698)              --          (53,698)
Escrowed shares issued
 in conversion of debt                       --            --           76,734               --           76,734
Net loss                                     --            --               --         (650,517)        (650,517)
                                     ----------     ---------      -----------      -----------      -----------
BALANCE, NOVEMBER 30, 1999           12,617,218        12,617       11,171,017       (7,321,454)       3,862,180

Net loss (Unaudited)                                                                   (238,991)        (238,991)
                                     ----------     ---------      -----------      -----------      -----------

BALANCE, FEBRUARY 29, 2000           12,617,218     $  12,617      $11,171,017      $(7,560,445)     $ 3,623,189
                                     ==========     =========      ===========      ===========      ===========

NUPRO INNOVATIONS INC.                                             (UNAUDITED)
(A Development Stage Company)

STATEMENTS OF CASH FLOW
THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
--------------------------------------------------------------------------------

                                                                                           (COMBINED)
                                                                                           ACCUMULATED
                                                                                           DURING THE
                                                       FEBRUARY 29,      FEBRUARY 28,      DEVELOPMENT
                                                          2000               1999             STAGE
                                                       -----------       -----------       -----------
CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
 Net loss for the period                               $  (238,991)      $  (164,919)      $(7,560,445)
 Adjustments to reconcile net loss
  to net cash
  Depreciation                                               3,565             4,716           142,329
  Loss on Disposal of obsolete equipment                                                       130,141
  Stock issued for protection of investment                                                  3,252,600
  Stock issued for rent and services                                                            70,108
  Impairment Loss on unutilized
    pre-production plant                                                                        71,841
  Accounts receivable                                                                          (90,189)
  Inventories                                                                                   (2,246)
  Prepaid Expense                                            2,815             5,739            (8,774)
  Accounts payable and accrued liabilities                (223,120)           26,814           432,383
  Payables and accruals paid with NuPro stock                                                  370,348
  Accrued management fees and salaries                      47,499            79,980           694,713
                                                       -----------       -----------       -----------
                                                          (408,232)          (47,670)       (2,497,191)
                                                       -----------       -----------       -----------
INVESTING ACTIVITIES
 Purchase of capital assets                               (960,158)       (3,467,904)
 Deposits                                                   (3,427)          (13,754)          (10,242)
                                                       -----------       -----------       -----------
                                                          (963,585)          (13,754)       (3,478,146)
                                                       -----------       -----------       -----------
FINANCING ACTIVITIES
 Notes payable                                             (58,232)          140,542            61,158
 Increase in (repayment of) long-term liabilities          (12,250)          (24,896)          380,192
 Advances from (repayments to) shareholders                                                     98,327
 Increase in convertible debentures                                                          1,050,000
 Common stock subscribed and paid                                                            7,331,344
                                                       -----------       -----------       -----------
                                                           (70,482)          115,646         8,921,021
                                                       -----------       -----------       -----------

INCREASE (DECREASE) IN CASH FOR THE PERIOD              (1,442,299)           54,222         2,945,684

CASH, BEGINNING OF PERIOD                                4,387,983             2,458                --
                                                       -----------       -----------       -----------
CASH, END OF PERIOD                                    $ 2,945,684       $    56,680       $ 2,945,684
                                                       ===========       ===========       ===========

NUPRO INNOVATIONS INC.                                              (UNAUDITED)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
--------------------------------------------------------------------------------

1. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company as of February 29, 2000 and February 28, 1999 and the results of operations and cash flows for the three month periods then ended. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of the results to be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the disclosures in the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended November 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following Plan of Operation provides information that management believes is relevant to an assessment and understanding of the Company's business and should be read in conjunction with the attached Condensed
Consolidated Financial Statements and Notes thereto and with the Company's audited Consolidated Financial Statements, the Notes thereto, and Management's Discussion and Analysis or Plan of Operation relating thereto included in the Company's Annual Report on Form 10-KSB for the year ended November 30, 1999.

         NUPRO(TM) AND NUPRO INNOVATIONS(TM) ARE TRADEMARKS OR TRADE NAMES OF THE COMPANY

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB contains express or implied forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission, in its press releases, quarterly conference calls or otherwise. The words "believes," "expects," "anticipates," "intends," "forecasts," "projects," "plans," "estimates" and similar expressions identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Such forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. The Company's actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, the Company's limited operating history, unpredictability of operating results, intense competition in various aspects of its business, the risks of rapid growth, the Company's dependence on key personnel, uncertainty of product acceptance, changes in laws and regulations, changes in economic conditions and an inability to obtain financing, as well as those discussed elsewhere in this Form 10-QSB. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to publicly update, review or revise any forward-looking statements to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statements is based.

OVERVIEW

         GENERAL

         NuPro Innovations Inc. was incorporated in the Canadian Province of Ontario on November 27, 1996, as TracTop Distributing Inc. On August 7, 1997, TracTop Distributing Inc. was domesticated in the State of Delaware in the
United States under the name "NuPro Innovations Inc." When used in this Quarterly Report on Form 10-QSB, unless the context requires otherwise, the term "Company" refers to NuPro Innovations Inc., a Delaware corporation (formerly known as TracTop Distributing Inc., an Ontario, Canada corporation), and NuPro Innovation Mexico S.A. de C.V., which is a majority owned subsidiary of NuPro Innovations Inc. incorporated under the laws of the United Mexican States. The Company is a development stage corporation with its principal offices located at 3296 East Hemisphere Loop, Tucson, Arizona, 85706. The Company's telephone number is (520) 547-3510 and its web site is www.nuproinnovations.com. Information on the Company's web site does not constitute part of this registration statement.

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

         INTELLECTUAL PROPERTY

         The Company relies on a combination of trade secret, nondisclosure, and other contractual arrangements, confidentiality procedures, patent, copyright, and trademark laws, to protect its proprietary rights. The Company has filed applications for the federal registration of its NuPro(TM) and NuPro Innovations(TM) marks.

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

         PRODUCT APPLICATIONS

         The Company is in the process of establishing customer relationships for the development of several product applications for the NuPro Material. Such development will include feasibility studies, product design and engineering, prototype model and mold fabrication, prototype manufacture, testing, and customer approval. To date, prospective customers for pallets, deck boards, golf drivers, and food processing trays have funded all or a portion of the development process for their respective product applications. In addition, the Company is developing applications for the NuPro Material for a truck bed enclosure and a pallet top. The Company anticipates that it will begin manufacturing certain product applications by the end of the fourth quarter of fiscal 2000.

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

         BUSINESS STRATEGY

         The focus of the Company will remain on provision of unique platform technology and solutions for the challenges faced by manufacturers with respect to the materials used for various industrial applications. The Company believes that customers that manufacture products with the NuPro Material may realize certain competitive advantages with respect to product performance and costs of production.

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

         RESEARCH AND DEVELOPMENT

         The Company anticipates that it will continue research and development to enhance the technology of the NuPro Material and existing product applications and create additional product applications for the NuPro Material during the next 12 months. The Company anticipates that during the next 12 months such research and development expenses will be approximately $676,000. The Company expects that the source of funds for such expenses will be the proceeds of its Regulation S Offering. Of the $676,000 in anticipated research and development expenses, (i) approximately $500,000 will be attributable to product testing and capital expenditures for testing equipment, which the Company expects to incur by the end of the second quarter of fiscal year 2000,
(ii) approximately $42,000 is expected to be spent on personnel and labor expenses relating to the Company's research and development activities, and
(iii) approximately $134,000 is expected to be spent on supplies and general overhead expenses relating to the Company's research and development activities. The Company currently anticipates that it will begin production of pallets and deck boards with the NuPro Material by the fourth quarter of fiscal year 2000. See "Factors that May Affect Future Operating Results."

         PLANT AND EQUIPMENT

         During the first quarter, the Company completed a new administrative and research and development offices in Tucson, Arizona, consisting of approximately 12,000 square feet, at a cost of approximately $1,200,000. The Company's Tucson offices will provide research and development facilities to enhance the NuPro Material and existing product applications and to create new product applications. The Company's Tucson offices will also serve as the Company's corporate headquarters and include, without limitation, the warehouse and display of finished products made with the NuPro Material and the training of the Company's employees and future customers. The Company is currently in the process of constructing two manufacturing facilities in Guaymas, Sonora, Mexico, consisting of approximately 186,000 square feet. The Company anticipates that the construction of the first phase of its manufacturing facilities, which includes approximately 32,000 square feet, will be completed by the end of the second quarter of fiscal year 2000 and will cost approximately $1,235,600. The Company believes that it has reserved sufficient funds from the proceeds of its Regulation S Offering that closed in July 1999 to pay for the construction of the first phase of its manufacturing facilities and its administrative and research and development offices. The Company considers its current and planned facilities to be sufficient for its current and anticipated operations.

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

         Prior to December 31, 1999, the Company had:

          *    investigated   new  production   equipment  to  be  purchased  to
               determine which equipment is Year 2000 compliant and would be suitable for the Company;

          * assessed the Company's limited number of personal computers and computer software to determine whether the Company has any Year 2000 compliance issues with respect to its limited internal operating systems; and

          * examined the extent to which the Company depends on third parties whose systems may not be Year 2000 compliant.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         In addition to the other information in this Quarterly Report on Form 10-QSB, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact or may have a significant impact on the Company's business, prospects, financial condition and results of operations.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5. OTHER INFORMATION

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

         The following exhibit is included herein:

         Exhibit No.                Description
         -----------                -----------

            27                Financial Data Schedule

     (b)  Reports on Form 8-K:

          On March 28, 2000, the Company filed a Report on Form 8-K to announce the relocation of its administrative and research and development offices to its new facilities.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NUPRO INNOVATIONS INC.


                                    By:    /s/ Luba Veselinovic
                                       -----------------------------------------
                                    Name:  Luba Veselinovic
                                    Title: Chief Executive Officer and President
Date: April 14, 2000                       (Principal Executive Officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: April 14, 2000                      By: /s/ Elke Veselinovic
                                              ---------------------------------
                                              Elke Veselinovic
                                              Treasurer, Director
                                              (Principal Financial Officer)


Dated: April 14, 2000                      By: /s/ Ernesto Zaragoza de Cima
                                              ---------------------------------
                                              Ernesto Zaragoza de Cima
                                              Vice President, Director


Dated: April 14, 2000                      By: /s/ Lawrence J. McEvoy Jr.
                                              ---------------------------------
                                              Lawrence J. McEvoy Jr.
                                              Secretary, Director


Dated: April 14, 2000                      By: /s/ Charles H. Green
                                              ---------------------------------
                                              Charles H. Green
                                              Director


Dated: April 14, 2000                      By: /s/ Reiner Becker
                                              ---------------------------------
                                              Reiner Becker
                                              Director