Form 10QSB
period 2000-05-31
NUPRO INNOVATIONS INC
filed 2000-07-20
CIK 1100282

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB
          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended May 31, 2000

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

     As of July 14, 2000, there were 12,617,218 shares of the Common Stock, $.001 par value, of the Company outstanding.

================================================================================

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----

     Item 1. Financial Statements..........................................  3

     Item 2. Plan of Operation.............................................  9

PART II: OTHER INFORMATION

     Item 1. Legal Proceedings ............................................ 19

     Item 2. Changes in Securities and Use of Proceeds..................... 19

     Item 3. Defaults Upon Senior Securities............................... 19

     Item 4. Submission of Matters to a Vote of Security Holders........... 19

     Item 5. Other Information............................................. 20

     Item 6. Exhibits and Reports on Form 8-K.............................. 20

SIGNATURES................................................................. 21

                                     PART I

                              FINANCIAL INFORMATION

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
AS OF MAY 31, 2000 AND NOVEMBER 30, 1999
--------------------------------------------------------------------------------

                                                        MAY 31       NOVEMBER 30
                                                         2000           1999
                                                      ----------     ----------
                                                      (Unaudited)
ASSETS

CURRENT
  Cash                                                $2,371,195     $4,387,983
  Accounts Receivable                                    163,561             --
  Inventory                                                2,246          2,246
  Prepaid Expense                                         31,647         11,589
                                                      ----------     ----------
      Total Current Assets                             2,568,648      4,401,818

PROPERTY AND EQUIPMENT                                 3,080,585      2,023,386

OTHER
  Accounts Receivable - TopTrac, S.A. de C.V              90,189         90,189
  Deposits                                                 8,339          6,815
                                                      ----------     ----------
                                                          98,528         97,004
                                                      ----------     ----------

                                                      $5,747,751     $6,522,208
                                                      ----------     ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
  Notes payable                                       $   19,159     $  119,390
  Accounts Payable                                       307,224        542,224
  Accrued Liabilities                                     93,614         41,130
  Accrued Management Fees and Salaries                   722,214        647,214
  Current position of long-term liabilities              149,795        157,673
                                                      ----------     ----------
      Total Current Liabilities                        1,292,006      1,507,631

LONG-TERM LIABILITIES                                     85,106        102,397

CONVERTIBLE DEBENTURES                                 1,050,000      1,050,000

COMMITMENTS AND CONTINGENCIES                                 --

SHAREHOLDERS' EQUITY                                   3,320,649      3,862,180
                                                      ----------     ----------

                                                      $5,747,761     $6,522,208
                                                      ==========     ==========

NUPRO INNOVATIONS INC.                                               (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF LOSS AND DEFICIT
SIX MONTHS ENDED MAY 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                        (COMBINED)
                                                                                          DEFICIT
                                                                                        ACCUMULATED
                                                                                        DURING THE
                                                         MAY 31           MAY 31        DEVELOPMENT
                                                          2000             1999            STAGE
                                                      ------------     ------------     -----------
Revenue - Interest Earned                             $     88,536     $        575     $   203,427
                                                      ------------     ------------     -----------
Costs and expenses:
  Development, pre-production, and administration          533,033          310,463       3,564,585
  Stock issued for investor "sweat equity"                                                3,252,600
  Loss on impairment and disposition of properties                                          321,794
  Financial, primarily interest                             54,409           34,237         746,044
  Depreciation and amortization                              9,873            9,432         148,637
                                                      ------------     ------------     -----------
                                                           597,315          354,132       8,033,660
                                                      ------------     ------------     -----------

Loss before income tax benefits                           (508,779)        (353,557)     (7,830,233)
Income tax benefits                                             --               --              --
                                                      ------------     ------------     -----------
Net loss                                              $   (508,779)    $   (353,557)    $(7,830,233)
                                                      ============     ============     ===========

Net loss per common share (basic and diluted)         $      (0.04)    $      (0.03)
                                                      ============     ============

Weighted average shares outstanding                     12,617,218       10,142,218
                                                      ============     ============
Other comprehensive income (loss):
   Foreign currency translation adjustment            $    (32,752)    $         --     $   (32,752)
                                                      ------------     ------------     -----------

Total comprehensive income (loss)                     $   (541,531)    $   (353,557)    $(7,862,985)
                                                      ============     ============     ===========

NUPRO INNOVATIONS INC.                                               (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF LOSS AND DEFICIT
THREE MONTHS ENDED MAY 31, 2000 AND 1999
--------------------------------------------------------------------------------


                                                     MAY 31            MAY 31
                                                      2000              1999
                                                  ------------     ------------
Revenue - Interest Earned                         $     40,207     $        122

Costs and expenses:
  Development, pre-production, and
   administration                                      273,255          171,369
  Financial, primarily interest                         30,432           15,698
  Depreciation and amortization                          6,308            4,716
                                                  ------------     ------------
                                                       309,995          191,783
                                                  ------------     ------------

Loss before income tax benefits                       (269,788)        (191,661)

Income tax benefits                                         --               --
                                                  ------------     ------------
Net loss                                          $   (269,788)    $   (191,661)
                                                  ============     ============

Net loss per common share (basic and diluted)     $      (0.02)    $      (0.02)
                                                  ============     ============

Weighted average shares outstanding                 12,617,218       10,142,218
                                                  ============     ============
Other comprehensive income (loss):
  Foreign currency translation adjustment         $    (32,752)    $         --
                                                  ------------     ------------

Total comprehensive income (loss)                 $   (302,540)    $   (191,661)
                                                  ============     ============

NUPRO INNOVATIONS INC. (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF SHAREHOLDERS' EQUITY
PERIODS ENDED MAY 31, 2000
--------------------------------------------------------------------------------

                                  SHARES (NOTE 8)    SHARE CAPITAL AMOUNT      ADDITIONAL               ACCUMULATED
                                           CLASS B                 CLASS B      PAID IN       DONATED   DEVELOPMENT
                                 COMMON   PREFERRED    COMMON     PREFERRED     CAPITAL       CAPITAL   STAGE LOSS     TOTAL
                                 ------   ---------    ------     ---------     -------       -------   ----------     -----
CAPITAL ISSUED DURING DEVELOPMENT STAGE:

Issued for cash                     1,100             $  1,100                $    98,900                           $   100,000
Issued to TracTop US, Inc.          1,000                1,000                     69,000                                70,000
                               ----------  --------   --------   -----------  -----------                           -----------

AS OF DEC. 31, 1989 AND 1990        2,100        --      2,100            --      167,900        --                     170,000

Return of capital                      --                                         (12,000)                              (12,000)
Issued for cash                       687                  687                    104,313                               105,000
                               ----------  --------   --------   -----------  -----------                           -----------

AS OF DECEMBER 31, 1991             2,787        --      2,787            --      260,213        --                     263,000

Return of capital                      --                                          (8,000)                               (8,000)
Retirement of shares                 (724)                (724)                       724                                    --
Issued for note to shareholder      1,473                1,473                     (1,473)                                   --
                               ----------  --------   --------   -----------  -----------                           -----------

AS OF DECEMBER 31, 1992             3,536        --      3,536            --      251,464        --                     255,000

Retirement of TracTop US shares    (1,000)              (1,000)                   (59,000)                              (60,000)
Shares issued for acquisition
 of net assets of TracTop
 International                      2,755                2,755                     65,430                                68,185
Issued for cash                       600                  600                     78,521                                79,121
                               ----------  --------   --------   -----------  -----------                           -----------

AS OF DECEMBER 31, 1993             5,891        --      5,891            --      336,415        --                     342,306

Issued for cash                       433                  433                     96,992                                97,425
Issued for conversion of
 shareholder loans                     89    83,851         89       838,501       19,936                               858,526
Issued for interest                          29,006                  290,058                                            290,058
Issued for SBA loan guarantee                 4,000                   40,000                                             40,000
Contributed capital, land                                                                    82,500                      82,500
                               ----------  --------   --------   -----------  -----------    ------                 -----------

AS OF DECEMBER 31, 1994             6,413   116,857      6,413     1,168,559      453,343    82,500                   1,710,815

Issued for cash                       240                  240                     59,760                                60,000
                               ----------  --------   --------   -----------  -----------    ------                 -----------

AS OF DEC. 31, 1995 AND 1996        6,653   116,857      6,653     1,168,559      513,103    82,500                   1,770,815

DEFICIT ACCUMULATED
 TO DECEMBER 31, 1997                                                                                 $(2,284,243)   (2,284,243)
                               ----------  --------   --------   -----------  -----------    ------   -----------   -----------

BALANCE, DECEMBER 31, 1997          6,653   116,857      6,653     1,168,559      513,103    82,500    (2,284,243)     (513,428)

Issued as stock dividend to
 recapitalize company:
 On common shares                  56,280               56,280                    (56,280)                                   --
 On class B preferred                  --    74,360                  455,436     (455,436)                                   --
Issued for "sweat equity"
 of investors                     837,067              837,067                  2,415,533                             3,252,600
Net loss as previously stated          --        --         --            --           --        --    (3,323,157)
Loss on asset impairment                                                                                  (71,841)
                                                                                                      -----------
Net loss as restated                                                                                   (3,394,998)   (3,394,998)
                                                                                                      -----------   -----------
BALANCE, NOVEMBER 30 1998         900,000   191,217    900,000     1,623,995    2,416,920    82,500    (5,679,241)     (655,826)
                               ----------  --------   --------   -----------  -----------    ------   -----------   -----------
Capital restructure on
 acquisition of the net
 assets by NuPro                 (900,000) (191,217)  (900,000)   (1,623,995)  (2,416,920)  (82,500)

Stock issued to acquire NuPro  10,142,218               10,142                  6,200,456                (991,696)      195,487
Stock issued under
 Regulation-S                   2,475,000                2,475                  4,947,525                             4,950,000
Costs of raising capital                                                          (53,698)                              (53,698)
Escrowed shares issued in
 conversion of debt (Note 8)                                                       76,734                                76,734
Net loss for the period                                                                                  (650,517)     (650,517)
                               ----------  --------   --------   -----------  -----------    ------   -----------   -----------

BALANCE, NOVEMBER 30 1999      12,617,218        --     12,617            --   11,171,017        --    (7,321,454)    3,862,180

Total comprehensive loss
 (unaudited)                                                                                             (541,531)     (541,531)
                               ----------  --------   --------   -----------  -----------    ------   -----------   -----------

BALANCE, MAY 31, 2000          12,617,218        --   $ 12,617   $        --  $11,171,017        --   $(7,862,985)  $ 3,320,649
                               ==========  ========   ========   ===========  ===========    ======   ===========   ===========

NUPRO INNOVATIONS INC.                                               (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOW
SIX MONTHS ENDED MAY 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                        (COMBINED)
                                                                                        ACCUMULATED
                                                                                        DURING THE
                                                           MAY 31          MAY 31       DEVELOPMENT
                                                            2000            1999           STAGE
                                                        -----------     -----------     -----------
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
 Net loss for the period                                $  (508,779)    $  (353,557)    $(7,830,233)
 Adjustments to reconcile net loss
  to net cash
  Depreciation                                                9,873           9,432         148,637
  Loss on Disposal of obsolete equipment                                                    130,141
  TrucTech stock issued for "sweat equity"                                                3,252,600
  NuPro Stock issued for rent and services                                                   70,108
  Impairment Loss on unutilized pre-production plant                                         71,841
  Interest and fees paid with TrucTech stock                                                330,058
  Accounts receivable                                      (163,561)          1,487        (253,750)
  Inventories                                                                                (2,246)
  Prepaid Expense                                           (20,058)          4,192         (31,647)
  Accounts payable and accrued liabilities                 (182,515)         41,627         472,988
  Payables and accruals paid with NuPro stock                                               370,348
  Accrued management fees and salaries                       75,000         159,960         722,214
                                                        -----------     -----------     -----------
                                                           (790,040)       (136,859)     (2,548,941)
                                                        -----------     -----------     -----------
INVESTING ACTIVITIES
 Purchase of capital assets                              (1,067,072)         (2,212)     (3,574,818)
 Deposits                                                    (1,524)        (17,254)         (8,339)
                                                        -----------     -----------     -----------
                                                         (1,068,596)        (19,466)     (3,583,157)
                                                        -----------     -----------     -----------
FINANCING ACTIVITIES
 Notes payable                                             (100,231)         (3,184)         19,159
 Increase in (repayment of) long-term liabilities           (25,169)         12,832         367,273
 Advances from (repayments to) shareholders                                                  98,327
 Increase in convertible debentures                                                       1,050,000
 Increase (decrease) in other comprehensive income          (32,752)                        (32,752)
 Common stock subscribed and paid                                         3,584,061       7,001,286
                                                        -----------     -----------     -----------
                                                           (158,152)      3,593,709       8,503,293
                                                        -----------     -----------     -----------

INCREASE (DECREASE) IN CASH FOR THE PERIOD               (2,016,788)      3,437,384       2,371,195

CASH, BEGINNING OF PERIOD                                 4,387,983           2,458              --
                                                        -----------     -----------     -----------

CASH, END OF PERIOD                                     $ 2,371,195     $ 3,439,842     $ 2,371,195
                                                        ===========     ===========     ===========

NUPRO INNOVATIONS INC.                                               (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS
     SIX MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999
--------------------------------------------------------------------------------

1. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company as of May 31, 2000 and May 31, 1999 and the result of operations and cash flows for the three month periods then ended. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of the results to be expected for the entire fiscal year. The disclosures in the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended November 30, 1999 should be read in conjunction with these interim financial statements.

2. Certain liabilities, including a shareholder loan and accrued management fees which total approximately $418,000, and which management believes will not be paid within the current fiscal year, have been reclassified from long-term to current on the November 30, 1999 balance sheet because the agreements did not contain specific repayment dates.

ITEM 1. PLAN OF OPERATION.

     The following Plan of Operation provides information that management of NuPro Innovations, Inc. (the "Company"), believes is relevant to an assessment and understanding of the Company's business and should be read in conjunction with the attached Condensed Consolidated Financial Statements and Notes thereto, with the Company's audited Consolidated Financial Statements and the Notes thereto, and the Plan of Operation Item in the Company's Annual Report on Form 10-KSB for the year ended November 30, 1999.

     NUPRO(TM) AND NUPRO INNOVATIONSTM ARE TRADEMARKS OR TRADE NAMES OF THE COMPANY.

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

     On December 1, 1998, the Company acquired the use of and the right to commercialize a composite industrial engineering material (the "NuPro Material") with the acquisition (the "TrucTech Acquisition") of substantially all of the assets and liabilities of TrucTech, Inc., a Georgia corporation ("TrucTech"). Under the terms of the TrucTech Acquisition, the Company acquired TrucTech's assets and assumed TrucTech's liabilities in exchange for $5,500,000 of the Company's common stock, par value $0.001 per share ("Common Stock"), for an aggregate  of  7,333,333  shares,  which  represented  approximately  73% of the
Company's outstanding Common Stock immediately following the TrucTech Acquisition. Certain directors, officers, employees, and stockholders of the Company were also directors, officers, employees, and stockholders of TrucTech. The Company does not currently anticipate any additional significant corporate acquisitions or dispositions in the next 12 months.

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

     The Company uses non-patented proprietary technology for manufacturing the NuPro Material. The Company believes that the non-patented proprietary NuPro Material will be protected under trade secret, contractual, and other intellectual property rights that do not afford the statutory exclusivity possible for patented products and processes. To protect its proprietary technology, the Company mixes the proprietary component of the NuPro Material in a secure environment at its facilities. The production processes to manufacture products from the NuPro Material are not proprietary; however, there is a certain amount of "know-how" that the Company has gained which would hinder a person taking the NuPro Material and introducing it into the conventional manufacturing environment.

     PRODUCT APPLICATIONS

     The Company continues to work in establishing customer relationships for the development of several product applications for the NuPro Material. Such development will include feasibility studies, product design and engineering, prototype model and mold fabrication, prototype manufacture, testing, and customer approval. To date, prospective customers for pallets, deck boards, golf drivers, and food processing trays have funded all or a portion of the development process for their respective product applications. In addition, the

Company is developing applications for the NuPro Material for a truck bed enclosure and a pallet top. The Company anticipates that it will begin manufacturing certain product applications by the end of the fourth quarter of fiscal 2000 or the beginning of the first quarter of 2001.

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

     RESEARCH AND DEVELOPMENT

     The Company anticipates that it will continue research and development to enhance the technology of the NuPro Material and existing product applications and create additional product applications for the NuPro Material during the next 12 months. The Company anticipates that during the next 12 months such research and development expenses will be approximately $676,000. The Company expects that the source of funds for such expenses will be the proceeds of its Regulation S Offering. Of the $676,000 in anticipated research and development expenses, (i) approximately $500,000 will be attributable to product testing and capital expenditures for testing equipment, which the Company expects to incur by the end of the third quarter of fiscal year 2000, (ii) approximately $42,000 is expected to be spent on personnel and labor expenses relating to the Company's research and development activities, and (iii) approximately $134,000 is expected to be spent on supplies and general overhead expenses relating to the Company's research and development activities. The Company currently anticipates that it will begin production of pallets and deck boards with the NuPro Material by the fourth quarter of fiscal year 2000. See "Factors that May Affect Future Operating Results."

     PLANT AND EQUIPMENT

     During the first quarter, the Company completed a new administrative and research and development offices in Tucson, Arizona, consisting of approximately 12,000 square feet, at a cost of approximately $1,200,000. The Company's Tucson offices will provide research and development facilities to enhance the NuPro Material and existing product applications and to create new product applications. The Company's Tucson offices will also serve as the Company's corporate headquarters and include, without limitation, the warehouse and display of finished products made with the NuPro Material and the training of the Company's employees and future customers. The Company plans to build two manufacturing facilities in Guaymas, Sonora, Mexico, consisting of approximately 186,000 square feet. The Company completed the construction of the first phase of its manufacturing facilities, which includes approximately 32,000 square feet, during the second quarter of fiscal year 2000 at a cost of approximately $1,235,600. The Company considers its current facilities to be sufficient for its current and anticipated operations for the next 12 months.

     During the second quarter of fiscal year 2000, the Company ordered approximately $1,000,000 of production equipment. The Company expects to purchase additional production equipment for approximately $200,000 during the third quarter of fiscal year 2000. The Company plans to install and test all of its production equipment during the third and fourth quarters of fiscal year 2000. Such production equipment will be for initial set up of production and testing of product applications for the NuPro Material. Such testing will focus primarily on the durability, elasticity and reliability of the NuPro Material in various product applications under varying conditions. The Company anticipates that it will incur total costs of approximately $1,815,000, in connection with the purchase, installation and testing of the production equipment. The Company believes that it has reserved sufficient funds from the proceeds of its Regulation S Offering that closed in July 1999 to complete the purchase and installation of such production equipment.

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

     CONFLICTS RELATING TO THE MANAGEMENT OF THE COMPANY

     On June 18, 1999, the Company closed the TrucTech Acquisition of substantially all of the assets and liabilities of TrucTech pursuant to an Asset Purchase Agreement between the Company and TrucTech effective as of December 1, 1998 (the "TrucTech Asset Purchase Agreement"). The total consideration for the TrucTech Acquisition was US $5,500,000, which was satisfied by the issuance of 7,333,333 shares of Common Stock (the "Shares"). Certain directors, officers, employees, and stockholders of the Company were also directors, officers, employees, and stockholders of TrucTech. As a result, certain conflicts of interest existed with respect to the TrucTech Acquisition, and the subsequent distribution of the Shares to the TrucTech Stockholders pursuant to a proposed Plan of Voluntary Dissolution of TrucTech.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     All legal proceedings and actions involving the Company or its property, are of an ordinary and routine nature incidental to the operations of the Company. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's business or financial condition or results of operations. None of the Company's officers, directors, or beneficial owners of 5% or more of the Company's outstanding securities is a party adverse to the Company nor do any of the foregoing individuals have a material interest adverse to the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 30, 2000, the Company held its 2000 Annual Meeting of Shareholders (the "Annual Meeting"). Stockholders representing 8,782,757 shares or 69.6% of the shares entitled to vote at the Annual Meeting (12,617,218 shares) were present in person or by proxy. All of the directors standing for re-election were elected at the Annual Meeting and all the proposals were passed. The following sets forth the voting results on the election of directors and the proposals submitted to shareholders at the Annual Meeting:

     1.   Election of Directors.

          Director                               Votes for        Votes withheld
          --------                               ---------        --------------
          Ernesto Zaragoza de Cima               8,782,757             -0-
          Lawrence J. McEvoy Jr.                 8,782,757             -0-
          Elke Veselinovic                       8,782,757             -0-
          Charles H. Green                       8,782,757             -0-
          Reiner Becker                          8,782,757

     2.   Approval of S.E. Clark & Company P.C. as independent auditor:

          Votes for                            Votes Against        Abstentions
          ---------                            -------------        -----------
          8,782,757                                 -0-                 -0-

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          The following exhibit is included herein:

          No.        Description
          ---        -----------

          27         Financial Data Schedule

     (b)  Reports on Form 8-K:

          None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NUPRO INNOVATIONS INC.


Date: July 20, 2000                     By: /s/ Luba Veselinovic
                                            ------------------------------------
                                        Name:  Luba Veselinovic
                                        Title: Chief Executive Officer and
                                               President (Principal Executive
                                               Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 20, 2000                    By: /s/ Elke Veselinovic
                                            ------------------------------------
                                            Elke Veselinovic
                                            Treasurer, Director
                                            (Principal Financial Officer)


Dated: July 20, 2000                    By: /s/ Ernesto Zaragoza de Cima
                                            ------------------------------------
                                            Ernesto Zaragoza de Cima
                                            Vice President, Director


Dated: July 20, 2000                    By: /s/ Lawrence J. McEvoy Jr.
                                            ------------------------------------
                                            Lawrence J. McEvoy Jr.
                                            Secretary, Director


Dated: July 20, 2000                    By: /s/ Charles H. Green
                                            ------------------------------------
                                            Charles H. Green
                                            Director


Dated: July 20, 2000                    By: /s/ Reiner Becker
                                            ------------------------------------
                                            Reiner Becker
                                            Director