Form 10QSB
period 2000-08-31
NUPRO INNOVATIONS INC
filed 2000-10-16
CIK 1100282

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

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000

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

     As of August 31, 2000, there were 12,617,217 shares of the Common Stock, $.001 par value, of the Company outstanding

================================================================================

                               TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
                                                                            PAGE
Item 1. Financial Statements

        Condensed Balance Sheets
          August 31, 2000 and November 30, 1999.............................   3

        Condensed Statements of Loss and Deficit
          Three months ended August 31, 2000 and 1999.......................   4
          Nine months ended August 31, 2000 and 1999........................   5

        Condensed Statements of Cash Flows
          Nine months ended August 31, 2000 and 1999........................   6

        Notes to Condensed Financial Statements.............................   7

Item 2. Plan of Operation...................................................   8

PART II: OTHER INFORMATION

Item 1. Legal Proceedings ..................................................  17
Item 2. Changes in Securities and Use of Proceeds...........................  17
Item 3. Defaults Upon Senior Securities.....................................  17
Item 4. Submission of Matters to a Vote of Security Holders.................  17
Item 5. Other Information...................................................  17
Item 6. Exhibits and Reports on Form 8-K....................................  17

SIGNATURES..................................................................  18

EXHIBITS
  Exhibit Index.............................................................  19

                                     PART I
                              FINANCIAL INFORMATION

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS
AS OF AUGUST 31, 2000 AND NOVEMBER 30, 1999
--------------------------------------------------------------------------------

                                                       AUGUST 31     NOVEMBER 30
                                                          2000          1999
                                                       ----------     ----------
                                                        (UNAUDITED)
ASSETS

CURRENT
  Cash                                                 $1,612,500     $4,387,983
  Accounts Receivable                                     164,339             --
  Inventory                                               118,029          2,246
  Prepaid Expense                                          23,356         11,589
                                                       ----------     ----------
      Total Current Assets                              1,918,224      4,401,818

PROPERTY AND EQUIPMENT                                  3,575,450      2,023,386

OTHER                                                      90,189         90,189
  Accounts Receivable - TopTrac, S.A. de D.V               71,590          6,815
                                                       ----------     ----------
  Deposits                                                161,779         97,004
                                                       ----------     ----------

                                                       $5,655,453     $6,522,208
                                                       ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
  Notes payable                                        $    6,130     $  119,390
  Accounts Payable                                        539,837        542,224
  Accrued Liabilities                                     128,911         41,130
  Accrued Management Fees and Salaries                    546,713        647,214
  Current portion of long-term liabilities                 49,323         59,346
                                                       ----------     ----------
      Total Current Liabilities                         1,270,914      1,409,304

LONG-TERM LIABILITIES                                     173,271        200,724

CONVERTIBLE DEBENTURES                                  1,050,000      1,050,000

COMMITMENTS AND CONTINGENCIES                                  --

SHAREHOLDERS' EQUITY                                    3,161,268      3,862,180
                                                       ----------     ----------

                                                       $5,655,453     $6,522,208
                                                       ==========     ==========

NUPRO INNOVATIONS INC.                                               (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF LOSS AND DEFICIT
THREE MONTHS ENDED AUGUST 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                      AUGUST 31      AUGUST 31
                                                        2000           1999
                                                    ------------   ------------

Revenue - Interest Earned                           $     28,059   $     55,868
                                                    ------------   ------------
Costs and expenses:
  Development, pre-production, and administration        212,996        166,463
  Financial, primarily interest                           29,852         17,316
  Depreciation and amortization                           11,598          4,719
                                                    ------------   ------------
                                                         254,446        188,498
                                                    ------------   ------------

Loss before income tax benefits                         (226,387)      (132,630)

Income tax benefits                                           --             --
                                                    ------------   ------------
Net loss                                            $   (226,387)  $   (132,630)
                                                    ============   ============

Net loss per common share (basic and diluted)       $      (0.02)  $      (0.01)
                                                    ============   ============

Weighted average shares outstanding                   12,617,217     10,142,218
                                                    ============   ============
Other comprehensive income (loss):
  Foreign currency translation adjustment           $     67,006   $         --
                                                    ------------   ------------

Total comprehensive income (loss)                   $   (159,381)  $   (132,630)
                                                    ============   ============

NUPRO INNOVATIONS INC.                                               (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF LOSS AND DEFICIT
NINE MONTHS ENDED AUGUST 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                           DEFICIT
                                                                                          ACCUMULATED
                                                                                          DURING THE
                                                        AUGUST 31         AUGUST 31       DEVELOPMENT
                                                          2000              1999             STAGE
                                                      ------------      ------------      -----------
Revenue - Interest Earned                             $    116,595      $     56,443      $   231,486
                                                      ------------      ------------      -----------
Costs and expenses:
  Development, pre-production, and administration          746,029           476,927        2,820,515
  Stock issued for investor "sweat equity"                      --                --        3,252,600
  Loss on impairment and disposition of properties              --                --          321,794
  Financial, primarily interest                             84,261            51,552          757,853
  Depreciation and amortization                             21,471            14,151          143,648
                                                      ------------      ------------      -----------
                                                           851,761           542,630        7,296,410
                                                      ------------      ------------      -----------

Loss before income tax benefits                           (735,166)         (486,187)      (7,064,924)

Income tax benefits                                             --                --               --
                                                      ------------      ------------      -----------
Net loss                                              $   (735,166)     $   (486,187)     $(7,064,924)
                                                      ============      ============      ===========

Net loss per common share (basic and diluted)         $      (0.06)     $     (0.04)
                                                      ============      ===========

Weighted average shares outstanding                   $ 12,617,217      $ 11,097,327
                                                      ============      ============
Other comprehensive income (loss):
  Foreign currency translation adjustment             $     34,254      $         --      $    34,254
                                                      ------------      ------------      -----------

Total comprehensive income (loss)                     $   (700,912)     $   (486,187)     $(7,030,670)
                                                      ============      ============      ===========

NUPRO INNOVATIONS INC.                                               (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOW
NINE MONTHS ENDED AUGUST 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                             ACCUMULATED
                                                                                             DURING THE
                                                            AUGUST 31        AUGUST 31       DEVELOPMENT
                                                              2000             1999             STAGE
                                                           -----------      -----------      -----------
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
 Net loss for the period                                   $  (735,166)     $  (486,187)     $(7,064,924)
 Adjustments to reconcile net loss to net cash
   Depreciation                                                 21,471           14,151          143,648
   Loss on disposal of obsolete equipment                                                        130,141
   Stock issued for investor "sweat equity"                                                    3,252.600
   Impairment loss on unutilized pre-production plant                                             71,841
   Interest and fees paid with TrucTech stock                                                    330,058
   Accounts receivable                                        (164,339)           3,902         (250,626)
   Inventories                                                (115,783)                         (118,029)
   Prepaid Expense                                             (11,767)           2,288          (20,783)
   Accounts payable and accrued liabilities                     85,394          108,369          683,196
   Payables and accruals paid with NuPro stock                                                   370,348
   Accrued management fees and salaries                       (100,501)         190,560          276,213
                                                           -----------      -----------      -----------
                                                            (1,020,691)        (166,917)      (2,196,317)
                                                           -----------      -----------      -----------
INVESTING ACTIVITIES
 Purchase of capital assets                                 (1,573,535)        (546,633)      (4,012,998)
 Deposits                                                      (64,775)         (17,253)         (71,590)
                                                           -----------      -----------      -----------
                                                            (1,638,310)        (563,886)      (4,084,588)
                                                           -----------      -----------      -----------
FINANCING ACTIVITIES
 Notes payable                                                (113,260)          91,587            6,130
 Increase in (repayment of) long-term liabilities              (37,476)          77,717          309,725
 Repayment of advances from NuPro prior to acquisition                                           204,508
 Advances from (repayments to) shareholders                                      (8,619)          34,229
 Foreign currency translation adjustment                        34,254                            34,254
 Increase in convertible debentures                                           1,050,000        1,050,000
 Common stock subscribed and paid                                             4,896,098        6,254,559
                                                           -----------      -----------      -----------
                                                              (116,482)       6,106,783        7,893,405
                                                           -----------      -----------      -----------

INCREASE (DECREASE) IN CASH FOR THE PERIOD                  (2,775,483)       5,375,980        1,612,500

CASH, BEGINNING OF PERIOD                                    4,387,983            2,458               --
                                                           -----------      -----------      -----------

CASH, END OF PERIOD                                        $ 1,612,500      $ 5,378,438      $ 1,612,500
                                                           ===========      ===========      ===========

NUPRO INNOVATIONS INC.                                               (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS
NINE MONTHS ENDED AUGUST 31, 2000 AND 1999
--------------------------------------------------------------------------------

1. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company as of August 31, 2000 and 1999, and the results of operations and cash flows for the nine month periods then ended. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of the results to be expected for the entire fiscal year. The disclosures in the audited financial statements and the notes thereto included in the Company Annual Report on Form 10-KSB for the year ended November 30, 1999, should be read in conjunction with these interim financial statements.

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

     NUPROTM  AND  NUPRO  INNOVATIONSTM  ARE  TRADEMARKS  OR TRADE  NAMES OF THE
COMPANY.

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

OVERVIEW

     GENERAL

     NuPro Innovations Inc. was incorporated in the Canadian Province of Ontario on November 27, 1996, as TracTop Distributing Inc. On August 7, 1997, TracTop Distributing Inc. was domesticated in the State of Delaware in the United States under the name "NuPro Innovations Inc." When used in this Quarterly Report on Form 10-QSB, unless the context requires otherwise, the term "Company" refers to NuPro Innovations Inc., a Delaware corporation (formerly known as TracTop Distributing Inc., an Ontario, Canada corporation), and NuPro Innovation Mexico S.A. de C.V., which is a majority owned subsidiary of NuPro Innovations Inc. incorporated under the laws of the United Mexican States. The Company is a development stage corporation with its principal offices located at 3296 East Hemisphere Loop, Tucson, Arizona, 85706. The Company's telephone number is (520) 547-3510 and its web site is www.nuproinnovations.com. Information on the Company's web site does not constitute part of this reporting statement.

     Pursuant to an asset purchase agreement, effective December 1, 1998 (the "Purchase Agreement"), the Company acquired (the "TrucTech Acquisition") substantially all of the assets and liabilities of TrucTech, Inc., a Georgia corporation ("TrucTech"). Pursuant to generally accepted accounting principles in the United States of America ("U.S. GAAP"), the TrucTech Acquisition is accounted for as a "reverse acquisition" whereby NuPro is considered the acquired corporation, and TrucTech is considered the surviving corporation. The net effect of the TrucTech Acquisition is that, as of the acquisition date, NuPro acquired all of the outstanding stock of TrucTech. Under the terms of the TrucTech Acquisition, the Company acquired TrucTech's assets and assumed TrucTech's liabilities in exchange for 7,333,333 shares of the Company's common stock, par value $0.001 per share ("Common Stock"), which represented approximately 73% of the Company's outstanding Common Stock immediately following the TrucTech Acquisition. Pursuant to the TrucTech Acquisition, the Company acquired the use of and the right to commercialize a composite plastic industrial engineering material (the "NuPro Material"). Certain directors, officers, employees, and stockholders of the Company were also directors, officers, employees, and stockholders of TrucTech. The Company does not currently anticipate any additional significant corporate acquisitions or dispositions in the next 12 months.

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

     PRODUCT APPLICATIONS

     The Company continues to work in establishing customer relationships for the development of several product applications for the NuPro Material. Such development will include feasibility studies, product design and engineering, prototype model and mold fabrication, prototype manufacture, testing, and customer approval. To date, prospective customers for pallets, deck boards, golf drivers, and food processing trays have funded all or a portion of the development process for their respective product applications. In addition, the Company is developing applications for the NuPro Material for a truck bed enclosure and a pallet top. The Company anticipates that it will begin manufacturing certain product applications by the first quarter of fiscal year 2001.

PLAN OF OPERATION

     The Company has not had any revenues from operations since its inception. The Company believes that it has sufficient funds to satisfy its cash requirements for the next 12 months as a result of its offering of securities in units that included shares of Common Stock, unsecured convertible debentures, and warrants pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, in July 1999 (the "Regulation S Offering"). The Company received $6,000,000 in proceeds from the Regulations S Offering. Under the Regulation S Offering, the Company issued warrants ("Regulation S Warrants") to acquire 1,500,000 shares of Common Stock. Each Regulation S Warrant provides the holder the right to purchase, subject to certain conditions, one share of the Company's Common Stock at $2.50 per share, for a total exercise price of $3,750,000. The Regulation S Warrants expire on December 31, 2000. The Company currently has no other internal or external sources of liquidity, but anticipates that a substantial portion of the Regulaton S Warrants will be exercised before their expiration date. In addition, the Company anticipates that it may raise additional funds by way of equity or debt financing in the second or third quarter of fiscal year 2001. There is no assurance that the Company will be able to raise any additional funds through exercise of the Regulaion S Warrants or through equity or debt financings on terms that are favorable to the Company, if at all.

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

     RESEARCH AND DEVELOPMENT

     The Company anticipates that it will continue research and development to enhance the technology of the NuPro Material and existing product applications and create additional product applications for the NuPro Material during the next 12 months. The Company anticipates that during the next 12 months such research and development expenses will be approximately $676,000. The Company expects that the source of funds for such expenses will be the proceeds of its Regulation S Offering. Of the $676,000 in anticipated research and development expenses, (i) approximately $500,000 will be attributable to product testing and capital expenditures for testing equipment, which the Company expects to incur by the end of the third quarter of fiscal year 2000, (ii) approximately $42,000 is expected to be spent on personnel and labor expenses relating to the Company's research and development activities, and (iii) approximately $134,000 is expected to be spent on supplies and general overhead expenses relating to the Company's research and development activities. The Company currently anticipates that it will begin production of pallets and deck boards with the NuPro Material by the first quarter of fiscal year 2001. See "Factors that May Affect Future Operating Results."

     PLANT AND EQUIPMENT

     During the first quarter of fiscal year 2000, the Company completed the construction of its new administrative and research and development offices in Tucson, Arizona, consisting of approximately 13,400 square feet at a cost of approximately $1,300,000. The purpose of the Company's Tucson offices is to provide research and development facilities to enhance the NuPro Material and existing product applications and to create new product applications. The Company's Tucson office will also serve as the Company's corporate headquarters and include, without limitation, the warehouse and display of finished products made with the NuPro Material and the training facilities of the Company's employees and future customers. The Company is currently in the process of constructing two manufacturing facilities in Guaymas, Sonora, Mexico, consisting of approximately 186,000 square feet. The Company completed the construction of the first phase of its manufacturing facilities, which includes approximately 32,000 square feet, during the second quarter of fiscal year 2000 at a cost of approximately $1,300,000. The Company considers its current facilities to be sufficient for its current and anticipated operations for the next 12 months.

     The Company purchased and installed the substantial majority of its production equipment and furniture and fixtures during the second and third quarters of fiscal year 2000 at an approximate cost of $850,000. Such production equipment will be for initial set up of production and testing of product applications for the NuPro Material. Such testing will focus primarily on the durability, elasticity and reliability of the NuPro Material in various product applications under varying conditions. The Company anticipates that it will incur costs of approximately $150,000 in connection with the purchase, installation and testing of additional production equipment during the fourth quarter of fiscal year 2001. The Company believes that it has reserved sufficient funds from the proceeds of its Regulation S Offering to complete the purchase and installation of such production equipment.

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

     NO SALES

     The Company is attempting to commercialize a new technology, an industrial composite material called NuPro, and has no invoiced sales to date. Although the Company has received funding from potential customers towards the development and prototyping of a deck board product application, a shipping pallet product application, and a golf driver product application and has completed prototyping of a food processing tray product application, the Company has not executed any product orders to date. The Company's results of operations may be unpredictable from quarter to quarter as a result of numerous factors, including fluctuations in the development and design of the Company's current and future product applications for the NuPro Material, market acceptance of the Company's current or future product applications for the NuPro Material, the timing of orders and shipments of the NuPro Material, or the introduction or the announcement of competitive composite materials or products. The Company anticipates that it will begin manufacturing certain product applications in the first quarter of fiscal year 2001. There can be no assurance that the Company will be able to achieve significant revenue from sales of products in the future.

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

     RELIANCE ON SUPPLY OF RAW MATERIALS

     The NuPro Material is a polyester/epoxy hybrid that requires a substantial amount of certain chemical constituents, primarily raw petro-chemical feedstocks. Although the Company believes that such chemical components are available from a number of suppliers, the Company anticipates that it will purchase such chemical constituents from a relatively small number of suppliers located in Mexico and Venezuela. The Company's ability to obtain adequate supplies of chemical compounds for the NuPro Material depends on its success in entering into long-term arrangements with suppliers and managing the collection of supplies from geographically dispersed suppliers. The termination or interruption of the Company's significant supplier relationships could subject the Company to the risks that it would be unable to purchase sufficient quantities of raw materials to meet its production requirements or would have to pay higher prices for replacement supplies. The termination of significant sources of raw materials or payment of higher prices for raw materials could have a material adverse effect on the Company's business, financial condition, and results of operations.

     MANAGEMENT OF GROWTH

     The Company recently has experienced growth in product application development and prototyping and expects to begin production of pallets and deck boards with the NuPro Material by the first quarter of fiscal year 2001 and to commence production on a small initial order of its food processing tray product application in the near future. This growth in the Company's business has resulted in an increase in the responsibilities of the Company's management and is expected to place added pressures on the Company's operating and financial systems. The Company's ability to assimilate new personnel will be critical to its performance, and there can be no assurance that the management and systems currently in place will be adequate if its operations continue to expand or that the Company will be able to implement additional systems successfully and in a timely manner as required.

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

     CONFLICTS RELATING TO THE MANAGEMENT OF THE COMPANY

     Pursuant to the Purchase Agreement, the Company acquired substantially all of the assets and liabilities of TrucTech, Inc. The total consideration for the TrucTech Acquisition was 7,333,333 shares of Common Stock. Pursuant to U.S. GAAP, the TrucTech Acquisition is accounted for as a "reverse acquisition" whereby NuPro is considered the acquired corporation and TrucTech is considered the surviving corporation. The net effect of the TrucTech Acquisition is that, as of the acquisition date, NuPro acquired all of the outstanding stock of TrucTech. Certain directors, officers, employees, and stockholders of the Company were also directors, officers, employees, and stockholders of TrucTech. As a result, certain conflicts of interest existed with respect to the TrucTech Acquisition, and the subsequent distribution of the 7,333,333 shares of Common Stock to the TrucTech stockholders pursuant to a proposed Plan of Voluntary Dissolution of TrucTech.

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

     The Company anticipates that it will acquire a substantial portion of its chemical supplies from sources in Mexico and Venezuela. To the extent the exchange rate for currencies in any of such countries fluctuates significantly, such fluctuations could make the Company's chemical supplies more expensive to acquire and, as a result, could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

     OTC BULLETIN BOARD ELIGIBILITY RULES

     The Company's Common Stock was quoted on the OTC Bulletin Board under the symbol NUPP from August 21, 1998 to February 24, 2000. In January of 1999, the SEC granted approval of amendments to the NASD OTC Bulletin Board Eligibility Rules 6530 and 6540. These amendments require a company listed on the OTC Bulletin Board to be a reporting company and current in its reports filed with the SEC. As a result of the rule change discussed above, the Company voluntarily filed a registration statement on Form 10-SB on December 9, 1999, in order to become a fully reporting company and maintain the listing of the Company's Common Stock on the OTC Bulletin Board. The NASD eligibility rule requires that the SEC come to a position of no further comment regarding any Form 10 registration statement before the NASD considers a company compliant. The SEC did not come to such a position in regards to the Company's Form 10-SB Registration Statement prior to the Company's phase-in date of February 24, 2000. As a result and according to the eligibility rule, since the Company was not in compliance at its phase-in date, the Company's Common Stock was removed from quotation on the OTC Bulletin Board and commenced quotation on the National Quotation Bureau's Pink Sheets immediately thereafter. The Company intends to resume its quotation on the OTC Bulletin Board upon the SEC reaching a position of no further comment regarding its Form 10-SB Registration Statement. The removal of the Company's Common Stock from quotation on the OTC Bulletin Board may adversely affect the market, if any, in the Company's Common Stock.

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

                                        NUPRO INNOVATIONS INC.


                                        By: /s/ Luba Veselinovic
                                            ------------------------------------
                                        Name: Luba Veselinovic
                                        Title: Chief Executive Officer and
                                               President (Principal
Date: October 16, 2000                         Executive Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: October 16, 2000                 By: /s/ Elke Veselinovic
                                            ------------------------------------
                                            Elke Veselinovic
                                            Treasurer, Director
                                            (Principal Financial Officer)

Dated: October 16, 2000                 By: /s/ Ernesto Zaragoza de Cima
                                            ------------------------------------
                                            Ernesto Zaragoza de Cima
                                            Vice President, Director

Dated: October 16, 2000                 By: /s/ Lawrence J. McEvoy Jr.
                                            ------------------------------------
                                            Lawrence J. McEvoy Jr.
                                            Secretary, Director

Dated: October 16, 2000                 By: /s/ Charles H. Green
                                            ------------------------------------
                                            Charles H. Green
                                            Director

Dated: October 16, 2000                 By: /s/ Reiner Becker
                                            ------------------------------------
                                            Reiner Becker
                                            Director

                                  EXHIBIT INDEX

Exhibit Number                Exhibit Description
--------------                -------------------
   27                         Financial Data Schedule