Form 10QSB/A
period 2000-02-29
NUPRO INNOVATIONS INC
filed 2000-11-09
CIK 1100282

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-QSB/A
          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

     As of September 29, 2000, there were 12,617,217 shares of the Common Stock, $.001 par value, of the Company outstanding

================================================================================

                                TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1. Financial Statements

     *    Condensed Balance Sheets
            February 29, 2000 and November 30, 1999............................3
     *    Condensed Statements of Loss and Deficit
            Three months ended February 29, 2000 and February 28, 1999.........4
     *    Statements of Cash Flow
            Three months ended February 29, 2000 and February 28, 1999.........5
     *    Notes to Financial Statements........................................6

Item 2. Plan of Operation......................................................7

PART II: OTHER INFORMATION

Item 1. Legal Proceedings ....................................................18
Item 2. Changes in Securities and Use of Proceeds.............................18
Item 3. Defaults Upon Senior Securities.......................................18
Item 4. Submission of Matters to a Vote of Security Holders...................18
Item 5. Other Information.....................................................18
Item 6. Exhibits and Reports on Form 8-K......................................18

SIGNATURES....................................................................19

EXHIBITS

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NuPro Innovations Inc. (fka TrucTech, Inc.)
(A Development Stage Company)

Condensed Balance Sheets
As at February 29, 2000 and November 30, 1999
--------------------------------------------------------------------------------

                                                      February 29    November 30
                                                         2000            1999
                                                       ----------     ----------
ASSETS                                                (Unaudited)

CURRENT
  Cash                                                 $2,945,684     $4,387,983
  Accounts Receivable                                          --             --
  Inventory                                                 2,246          2,246
  Prepaid Expense                                           8,774         11,589
                                                       ----------     ----------
    Total Current Assets                                2,956,704      4,401,818

PROPERTY AND EQUIPMENT                                  2,979,979      2,023,386

OTHER
  Accounts Receivable - TopTrac, S.A. de C.V               90,189         90,189
  Deposits                                                 10,242          6,815
                                                       ----------     ----------
                                                          100,432         97,004
                                                       ----------     ----------
                                                       $6,037,115     $6,522,208
                                                       ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
  Notes payable                                        $   61,158     $  119,390
  Accounts Payable                                        300,985        542,224
  Accrued Liabilities                                      59,249         41,130
  Accrued Management Fees and Salaries                    694,713        647,214
  Current portion of long-term liabilities                150,838        157,673
                                                       ----------     ----------
    Total Current Liabilities                           1,266,944      1,507,631

LONG-TERM LIABILITIES                                      96,982        102,397

CONVERTIBLE DEBENTURES                                  1,050,000      1,050,000

COMMITMENTS AND CONTINGENCIES                                  --             --

SHAREHOLDERS' EQUITY                                    3,623,189      3,862,180
                                                       ----------     ----------
                                                       $6,037,115     $6,522,208
                                                       ==========     ==========

--------------------------------------------------------------------------------
NuPro Innovations Inc. (fka TrucTech, Inc.)                          (Unaudited)
(A Development Stage Company)

Condensed Statements of Loss and Deficit
Three months ended February 29, 2000 and February 28, 1999
--------------------------------------------------------------------------------

                                                                                     Accumulated
                                                                                      Development
                                                     February 29     February 28     Item 2 Stage
                                                         2000            1999          Deficit
                                                     ------------    ------------    ------------
Revenue - Interest Earned                            $     48,329    $        454    $    163,220
                                                     ------------    ------------    ------------
Costs and expenses:
  Development, pre-production, and administration         259,778         142,118       2,334,264
  Stock issued for investor "sweat equity"              3,252,600
  Loss on impairment and disposition of properties        321,794
  Financial, primarily interest                            23,977          18,539         697,569
  Depreciation and amortization                             3,565           4,716         125,742
                                                     ------------    ------------    ------------
                                                          287,320         165,373       6,731,969
                                                     ------------    ------------    ------------
Loss before income tax benefits                          (238,991)       (164,919)     (6,568,749)

Income tax benefits                                            --              --              --
                                                     ------------    ------------    ------------
Net loss                                             $   (238,991)   $   (164,919)   $ (6,568,749)
                                                     ============    ============    ============

Net loss per common share (basic and diluted)        $      (0.02)   $      (0.02)
                                                     ============    ============

Weighted average shares outstanding                    12,617,217      10,142,218
                                                     ============    ============

--------------------------------------------------------------------------------
NuPro Innovations Inc. (fka TrucTech, Inc.)                          (Unaudited)
(A Development Stage Company)

Condensed Statements of Cash Flow
Three months ended February 29, 2000 and February 28, 1999
--------------------------------------------------------------------------------

                                                                                   Item 3 Accumulated
                                                        February 29    February 28     Development
                                                           2000           1999       Stage Cash Flow
                                                        -----------    -----------     -----------
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
  Net loss for the period                               $  (238,991)   $  (164,919)    $(6,568,749)

  Adjustments to reconcile net loss to net cash:
    Depreciation                                              3,565          4,716         125,742
    Loss on disposal of obsolete equipment                                                 130,141
    TrucTech stock issued for investor "sweat equity"                                    3,252,600
    Impairment Loss on unutilized
       pre-production plant                                                                 71,841
    Interest and fees paid with TrucTech stock                                             330,058
    Accounts receivable                                                                    (86,287)
    Inventories                                                                             (2,246)
    Prepaid expense                                           2,815          5,739          (6,201)
    Accounts payable and accrued liabilities               (223,120)        26,814         374,682
    Payables and accruals paid with NuPro stock                                            370,348
    Accrued management fees and salaries                     47,499         79,980         424,213
                                                        -----------    -----------     -----------
                                                           (408,232)       (47,670)     (1,583,858)
                                                        -----------    -----------     -----------
INVESTING ACTIVITIES
  Purchase of capital assets                               (960,158)                    (3,399,621)
  Deposits                                                   (3,427)       (13,754)        (10,242)
                                                        -----------    -----------     -----------
                                                           (963,585)       (13,754)     (3,409,863)
                                                        -----------    -----------     -----------
FINANCING ACTIVITIES
  Notes payable                                             (58,232)       140,542          61,158
  Increase in (repayment of) long-term liabilities          (12,250)       (24,896)        334,951
  Repayment of pre-combination NuPro advances                                              204,508
  Advances from (repayments to) shareholders                                                34,229
  Increase in convertible debentures                                                     1,050,000
  Common stock subscribed and paid                                                       6,254,559
                                                        -----------    -----------     -----------
                                                            (70,482)       115,646       7,939,405
                                                        -----------    -----------     -----------
INCREASE (DECREASE) IN CASH FOR THE PERIOD               (1,442,299)        54,222       2,945,684

CASH, BEGINNING OF PERIOD                                 4,387,983          2,458              --
                                                        -----------    -----------     -----------
CASH, END OF PERIOD                                     $ 2,945,684    $    56,680     $ 2,945,684
                                                        ===========    ===========     ===========

--------------------------------------------------------------------------------
NuPro Innovations Inc. (fka TrucTech, Inc.)                          (Unaudited)
(A Development Stage Company)

Item 4. Notes to Condensed Interim Financial Statements
Three Months Ended February 29, 2000 and February 28, 1999
--------------------------------------------------------------------------------

1. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commissions. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company as of February 29, 2000 and February 28, 1999 and the results of operations and cash flows for the three month periods then ended. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of the results to be expected for the for the entire fiscal year. The disclosures in the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB, as amended, for the year ended November 30, 1999. should be read in conjunction with these interim financial statements.

ITEM 2. PLAN OF OPERATION.

     The following Plan of Operation provides information that management believes is relevant to an assessment and understanding of the Company's business and should be read in conjunction with the attached Condensed
Consolidated Financial Statements and Notes thereto and with the Company's audited Consolidated Financial Statements, the Notes thereto, and Management's Discussion and Analysis or Plan of Operation relating thereto included in the Company's Annual Report on Form 10-KSB, as amended, for the year ended November 30, 1999.

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

     GENERAL

     NuPro Innovations Inc. was incorporated in the Canadian Province of Ontario on November 27, 1996, as TracTop Distributing Inc. On August 7, 1997, TracTop Distributing Inc. was domesticated in the State of Delaware in the United States of America under the name "NuPro Innovations Inc." When used in this registration statement, unless the context requires otherwise, the term "Company" or "NuPro" refers to NuPro Innovations Inc., a Delaware corporation (formerly known as TracTop Distributing Inc., an Ontario, Canada corporation), and NuPro Innovation Mexico S.A. de C.V., which is a majority owned subsidiary of NuPro, incorporated under the laws of the United Mexican States ("Mexico"). The Company is a development stage corporation with its principal offices located at 3296 East Hemisphere Loop, Tucson, Arizona 85706-5013. The Company's telephone number is (520) 547-3510 and its web site is www.nuproinnovations.com. Information on the Company's web site does not constitute part of this registration statement.

     Pursuant to an asset purchase agreement, effective December 1, 1998 (the "Purchase Agreement"), the Company acquired (the "TrucTech Acquisition") substantially all of the assets and liabilities of TrucTech, Inc., a Georgia corporation ("TrucTech"). Pursuant to generally accepted accounting principles in the United States of America ("U.S. GAAP"), the TrucTech Acquisition is accounted for as a "reverse acquisition" whereby NuPro is considered the acquired corporation, and TrucTech is considered the surviving corporation. The net effect of the TrucTech Acquisition is that, as of the acquisition date, NuPro acquired all of the outstanding stock of TrucTech. Under the terms of the

TrucTech Acquisition, the Company acquired TrucTech's assets and assumed TrucTech's liabilities in exchange for 7,333,333 shares of the Company's common stock, par value $0.001 per share ("Common Stock"), which represented approximately 73% of the Company's outstanding Common Stock immediately following the TrucTech Acquisition. Pursuant to the TrucTech Acquisition, the Company acquired the use of and the right to commercialize a composite plastic industrial engineering material (the "NuPro Material"). Certain directors, officers, employees, and stockholders of the Company were also directors, officers, employees, and stockholders of TrucTech. See "Certain Relationships and Related Transactions". The Company does not currently anticipate any additional significant corporate acquisitions or dispositions in the next 12 months.

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

     PRODUCT APPLICATIONS

     The Company continues to work in establishing customer relationships for the development of several product applications for the NuPro Material. Such development will include feasibility studies, product design and engineering, prototype model and mold fabrication, prototype manufacture, testing, and customer approval. To date, prospective customers for pallets, deck boards, golf drivers, and food processing trays have funded all or a portion of the development process for their respective product applications. In addition, the Company has developed applications for the NuPro Material for a truck bed enclosure ("TracTop") and is in the process of developing a pallet top. The Company anticipates that it will begin manufacturing certain product applications by the end of the fourth quarter of fiscal 2000 or the beginning of the first quarter of 2001.

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

     RESEARCH AND DEVELOPMENT

     During the second and third quarters of 2000, the Company acquired testing equipment for approximately $250,000. The Company anticipates that it will continue research and development to enhance the technology of the NuPro
Material and existing product applications and create additional product applications for the NuPro Material over the next 12 months. The Company anticipates that such research and development expenses will be approximately $676,000 for the fiscal year 2000. The Company expects that the source of funds for such expenses will be the proceeds of its Regulation S Offering that closed in July 1999. See "Recent Sales of Unregistered Securities." Of the $676,000 in anticipated research and development expenses for the fiscal year 2000, (i) approximately $250,000 will be attributable to additional product testing and capital expenditures for testing equipment that the Company ordered during the second and third quarters of fiscal year 2000, (ii) approximately $42,000 is expected to be spent on personnel and labor expenses relating to the Company's research and development activities, and (iii) approximately $134,000 is expected to be spent on supplies and general overhead expenses relating to the Company's research and development activities. The Company currently anticipates that it will begin production of pallets and deck boards with the NuPro Material by the first quarter of fiscal year 2001. See "Factors that May Affect Future Operating Results."

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

     During the second quarter of fiscal year 2000, the Company purchased approximately $1,000,000 of production equipment. The Company expects to purchase additional production equipment for approximately $200,000 during the third quarter of fiscal year 2000. The Company plans to install and test all of its production equipment during the third and fourth quarters of fiscal year 2000. Such production equipment will be for initial set up of production and testing of product applications for the NuPro Material. Such testing will focus primarily on the durability, elasticity and reliability of the NuPro Material in various product applications under varying conditions. The Company anticipates that it will incur total costs of approximately $1,815,000, in connection with the purchase, installation and testing of the production equipment. The Company believes that it has reserved sufficient funds from the proceeds of its Regulation S Offering that closed in July 1999 to complete the purchase and installation of such production equipment.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          The following exhibit is included herein:

          Exhibit No.         Description
          -----------         -----------
              27              Financial Data Schedule

     (b)  Reports on Form 8-K:

     On March 28, 2000, the Company filed a Report on Form 8-K with the Securities and Exchange Commission to report the following:

     Item 5. Other Events.

     On March 28, 2000, NuPro Innovations Inc. (the "Company") moved its executive offices to 3296 East Hemisphere Loop, Tucson, Arizona 85706-5013. The Company's new telephone number is (520) 889-4100.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NUPRO INNOVATIONS INC.


Date: November 9, 2000                  By: /s/ Luba Veselinovic
                                            ------------------------------------
                                            Name:  Luba Veselinovic
                                            Title: Chief Executive Officer
                                                   and President
                                                   (Principal Executive Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: November 9, 2000                 By: /s/ Elke Veselinovic
                                            ------------------------------------
                                            Elke Veselinovic
                                            Treasurer, Director
                                            (Principal Financial Officer)


Dated: November 9, 2000                 By: /s/ Ernesto Zaragoza de Cima
                                            ------------------------------------
                                            Ernesto Zaragoza de Cima
                                            Vice President, Director


Dated: November 9, 2000                 By: /s/ Lawrence J. McEvoy Jr.
                                            ------------------------------------
                                            Lawrence J. McEvoy Jr.
                                            Secretary, Director


Dated: November 9, 2000                 By: /s/ Charles H. Green
                                            ------------------------------------
                                            Charles H. Green
                                            Director


Dated: November 9, 2000                 By: /s/ Reiner Becker
                                            ------------------------------------
                                            Reiner Becker
                                            Director