Form 10QSB/A
period 2000-05-31
NUPRO INNOVATIONS INC
filed 2000-11-09
CIK 1100282

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1. Financial Statements..................................................3

        Condensed Balance Sheets
          May 31, 2000 and November 30, 1999 .................................3

        Condensed Statements of Loss and Deficit
          Three months ended May 31, 2000 and 1999............................4
          Six months ended May 31, 2000 and 1999..............................5

        Condensed Statements of Cash Flow
          Six months ended May 31, 2000 and 1999..............................6

        Notes to Condensed Financial Statements...............................7


Item 2. Plan of Operation.....................................................8


PART II: OTHER INFORMATION

Item 1. Legal Proceedings ...................................................18
Item 2. Changes in Securities and Use of Proceeds............................18
Item 3. Defaults Upon Senior Securities......................................18
Item 4. Submission of Matters to a Vote of Security Holders..................18
Item 5. Other Information....................................................19
Item 6. Exhibits and Reports on Form 8-K.....................................19


SIGNATURES...................................................................20

EXHIBITS

                                     PART I

                              FINANCIAL INFORMATION

NUPRO INNOVATIONS INC. (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS
AS OF MAY 31, 2000 AND NOVEMBER 30, 1999
--------------------------------------------------------------------------------

                                                         MAY 31      NOVEMBER 30
                                                          2000           1999
                                                       ----------     ----------
                                                       (UNAUDITED)
ASSETS

CURRENT
  Cash                                                 $2,371,195     $4,387,983
  Accounts Receivable                                     163,561             --
  Inventory                                                 2,246          2,246
  Prepaid Expense                                          31,646         11,589
                                                       ----------     ----------
      Total Current Assets                              2,568,648      4,401,818

PROPERTY AND EQUIPMENT                                  3,080,585      2,023,386

OTHER                                                      90,189         90,189
  Accounts Receivable - TopTrac, S.A. de D.V                8,339          6,815
                                                       ----------     ----------
  Deposits                                                 98,528         97,004
                                                       ----------     ----------

                                                       $5,747,761     $6,522,208
                                                       ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
  Notes payable                                        $   19,159     $  119,390
  Accounts Payable                                        307,224        542,224
  Accrued Liabilities                                      93,614         41,130
  Accrued Management Fees and Salaries                    722,214        647,214
  Current position of long-term liabilities               149,795        157,673
                                                       ----------     ----------
      Total Current Liabilities                         1,292,006      1,507,631

LONG-TERM LIABILITIES                                      85,106        102,397

CONVERTIBLE DEBENTURES                                  1,050,000      1,050,000

COMMITMENTS AND CONTINGENCIES                                  --             --

SHAREHOLDERS' EQUITY                                    3,320,649      3,862,180
                                                       ----------     ----------

                                                       $5,747,761     $6,522,208
                                                       ==========     ==========

NUPRO INNOVATIONS INC.  (FKA TRUCTECH, INC.)                         (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF LOSS AND DEFICIT
THREE MONTHS ENDED MAY 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                     MAY 31           MAY 31
                                                      2000             1999
                                                  ------------     ------------

Revenue - Interest Earned                         $     40,207     $        122
                                                  ------------     ------------
Costs and expenses:
   Development, pre-production, and
     administration                                    273,255          171,369
   Financial, primarily interest                        30,432           15,698
   Depreciation and amortization                         6,308            4,716
                                                  ------------     ------------
                                                       309,995          191,783
                                                  ------------     ------------

Loss before income tax benefits                       (269,788)        (191,661)

Income tax benefits                                         --               --
                                                  ------------     ------------
Net loss                                          $   (269,788)    $   (191,661)
                                                  ============     ============

Net loss per common share (basic and diluted)     $      (0.02)    $      (0.02)
                                                  ============     ============

Weighted average shares outstanding                 12,617,218       10,142,218
                                                  ============     ============

Other comprehensive income (loss):
   Foreign currency translation adjustment        $    (32,752)    $         --
                                                  ------------     ------------

Total comprehensive income (loss)                 $   (302,540)    $   (191,661)
                                                  ============     ============

NUPRO INNOVATIONS INC. (FKA TRUCTECH, INC.)                          (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF LOSS AND DEFICIT
SIX MONTHS ENDED MAY 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                          DEFICIT
                                                                                        ACCUMULATED
                                                                                        DURING THE
                                                         MAY 31           MAY 31        DEVELOPMENT
                                                          2000             1999            STAGE
                                                      ------------     ------------     -----------
Revenue - Interest Earned                             $     88,536     $        575     $   203,427
                                                      ------------     ------------     -----------
Costs and expenses:
  Development, pre-production, and administration          533,033          310,463       2,607,519
  Stock issued for investor "sweat equity"               3,252,600
  Loss on impairment and disposition of properties         321,794
  Financial, primarily interest                             54,409           34,237         728,001
  Depreciation and amortization                              9,873            9,432         132,050
                                                      ------------     ------------     -----------
                                                           597,315          354,132       7,041,964
                                                      ------------     ------------     -----------

Loss before income tax benefits                           (508,779)        (353,557)     (6,838,537)

Income tax benefits                                             --               --              --
                                                      ------------     ------------     -----------
Net loss                                              $   (508,779)    $   (353,557)    $(6,838,537)
                                                      ============     ============     ===========

Net loss per common share (basic and diluted)         $      (0.04)    $     (0.03)
                                                      ============     ============

Weighted average shares outstanding                     12,617,217       10,142,218
                                                      ============     ============

Other comprehensive income (loss):
  Foreign currency translation adjustment             $    (32,752)    $         --     $   (32,752)
                                                      ------------     ------------     -----------

Total comprehensive income (loss)                     $   (541,531)    $   (353,557)    $(6,871,289)
                                                      ============     ============     ===========

NUPRO INNOVATIONS INC. (FKA TRUCTECH, INC.)                          (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOW
SIX MONTHS ENDED MAY 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                            DEFICIT
                                                                                          ACCUMULATED
                                                                                          DURING THE
                                                             MAY 31         MAY 31        DEVELOPMENT
                                                              2000           1999            STAGE
                                                          -----------     -----------     -----------
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
  Net loss for the period                                 $  (508,779)    $  (353,557)    $(6,838,537)
  Adjustments to reconcile net loss to net cash
    Depreciation                                                9,873           9,432         132,050
    Loss on disposal of obsolete equipment                    130,141
    TrucTech stock issued for "sweat equity"                3,252,600
    Impairment loss on unutilized pre-production plant         71,841
    Interest and fees paid with TrucTech stock                330,058
    Accounts receivable                                      (163,561)          1,487        (249,848)
    Inventories                                                (2,246)
    Prepaid expense                                           (20,058)          4,192         (29,074)
    Accounts payable and accrued liabilities                 (182,515)         41,627         415,287
    Payables and accruals paid with NuPro stock               370,348
    Accrued management fees and salaries                       75,000         159,960         451,714
                                                          -----------     -----------     -----------
                                                             (790,040)       (136,859)     (1,965,666)
                                                          -----------     -----------     -----------
INVESTING ACTIVITIES
  Purchase of capital assets                               (1,067,072)         (2,212)     (3,506,535)
  Deposits                                                     (1,524)        (17,254)         (8,339)
                                                          -----------     -----------     -----------
                                                           (1,068,596)        (19,466)     (3,514,874)
                                                          -----------     -----------     -----------
FINANCING ACTIVITIES
  Notes payable                                              (100,231)         (3,184)         19,159
  Increase in (repayment of) long-term liabilities            (25,169)         12,832         322,032
  Repayment of pre-combination NuPro advances                                                 204,508
  Advances from (repayments to) shareholders                                                   34,229
  Increase in convertible debentures                                                        1,050,000
  Increase (decrease) in other comprehensive income           (32,752)                        (32,752)
  Common stock subscribed and paid                                          3,584,061       6,254,559
                                                          -----------     -----------     -----------
                                                             (158,152)      3,593,709       7,851,735
                                                          -----------     -----------     -----------

INCREASE (DECREASE) IN CASH FOR THE PERIOD                 (2,016,788)      3,437,384       2,371,195

CASH, BEGINNING OF PERIOD                                   4,387,983           2,458              --
                                                          -----------     -----------     -----------

CASH, END OF PERIOD                                       $ 2,371,195     $ 3,439,842     $ 2,371,195
                                                          ===========     ===========     ===========

NUPRO INNOVATIONS INC.                                               (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS
SIX MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999
--------------------------------------------------------------------------------

1. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company as of May 31, 2000 and May 31, 1999 and the result of operations and cash flows for the six month periods then ended. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of the results to be expected for the entire fiscal year. The disclosures in the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB, as amended, for the year ended November 30, 1999 should be read in conjunction with these interim financial statements.

ITEM 1. PLAN OF OPERATION.

     The following Plan of Operation provides information that management of NuPro Innovations, Inc. (the "Company"), believes is relevant to an assessment and understanding of the Company's business and should be read in conjunction with the attached Condensed Consolidated Financial Statements and Notes thereto, with the Company's audited Consolidated Financial Statements and the Notes thereto, and the Plan of Operation Item in the Company's Annual Report on Form 10-KSB, as amended, for the year ended November 30, 1999.

     NUPRO(TM) AND NUPRO INNOVATIONS(TM) ARE TRADEMARKS OR TRADE NAMES OF THE COMPANY.

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

        OTC BULLETIN BOARD ELIGIBILITY RULES

        The Company's Common Stock was quoted on the OTC Bulletin Board under the symbol NUPP from August 21, 1998 to February 24, 2000. In January 1999, the SEC granted approval of amendments to the NASD OTC Bulletin Board Eligibility Rules 6530 and 6540 (the "Eligibility Rules"). The Eligibility Rules require a company listed on the OTC Bulletin Board to be a reporting company with the SEC to maintain the listing of its stock on the OTC Bulletin Board. The Eligibility Rules required the Company to become fully compliant by February 24, 2000. Accordingly, on December 6, 1999, the Company filed a registration statement on Form 10-SB. On February 6, 2000, the Company filed Amendment No. 1 to the Form 10-SB in response to comments by the SEC on the Company's original Form 10-SB. The Company's Form 10-SB, as amended, became effective on February 6, 2000 pursuant to section 12(g)(1) of the Securities and Exchange Act of 1934, as amended. However, the Eligibility Rules require that the SEC come to a position of no further comment regarding any registration statement on Form 10-SB before the NASD considers a company compliant. The SEC is in the process of reviewing the Company's Amendment No. 4 to the Form 10-SB, which was filed on November 8, 2000, and, therefore, the Company did not clear all SEC comments by February 24, 2000. Accordingly, the Company's Common Stock was removed from the OTC Bulletin Board on February 24, 2000. The Company's Common Stock is listed in the National Quotation Bureau's Pink Sheets pending final review of the Company's Form 10-SB, as amended, by the SEC and its clearance of any comments related thereto. The Company cannot assure that the SEC will come to such a position in regards to the Company's registration statement on Form 10-SB, as amended.

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