Form 10QSB/A
period 2000-08-31
NUPRO INNOVATIONS INC
filed 2000-11-09
CIK 1100282

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

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

     As of September 19, 2000, there were 12,617,217 shares of the Common Stock, $.001 par value, of the Company outstanding

================================================================================

                                TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION
                                                                           PAGE
                                                                           ----
Item 1. Financial Statements

        Condensed Balance Sheets
          August 31, 2000 and November 30, 1999 ...........................  3

        Condensed Statements of Loss and Deficit
          Three months ended August 31, 2000 and 1999......................  4
          Nine months ended August 31, 2000 and 1999.......................  5

        Condensed Statements of Cash Flows
          Nine months ended August 31, 2000 and 1999.......................  6

        Notes to Condensed Financial Statements............................  7

Item 2. Plan of Operation..................................................  8


PART II: OTHER INFORMATION

Item 1. Legal Proceedings ................................................. 17
Item 2. Changes in Securities and Use of Proceeds.......................... 17
Item 3. Defaults Upon Senior Securities.................................... 17
Item 4. Submission of Matters to a Vote of Security Holders................ 17
Item 5. Other Information.................................................. 17
Item 6. Exhibits and Reports on Form 8-K................................... 17


SIGNATURES................................................................. 18

EXHIBITS

                                     PART I

                              FINANCIAL INFORMATION


NUPRO INNOVATIONS INC. (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS
AS OF AUGUST 31, 2000 AND NOVEMBER 30, 1999
--------------------------------------------------------------------------------

                                                    AUGUST 31        NOVEMBER 30
                                                      2000              1999
                                                   ----------        -----------
                                                   (UNAUDITED)
ASSETS

CURRENT
  Cash                                             $1,612,500         $4,387,983
  Accounts Receivable                                 164,339                 --
  Inventory                                           118,029              2,246
  Prepaid Expense                                      23,356             11,589
                                                   ----------         ----------
      Total Current Assets                          1,918,224          4,401,818

PROPERTY AND EQUIPMENT                              3,575,450          2,023,386

OTHER                                                  90,189             90,189
  Accounts Receivable - TopTrac, S.A. de D.V           71,590              6,815
                                                   ----------         ----------
  Deposits                                            161,779             97,004
                                                   ----------         ----------

                                                   $5,655,453         $6,522,208
                                                   ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
  Notes payable                                    $    6,130         $  119,390
  Accounts Payable                                    539,837            542,224
  Accrued Liabilities                                 128,911             41,130
  Accrued Management Fees and Salaries                546,713            647,214
  Current portion of long-term liabilities            148,038            157,673
                                                   ----------         ----------
      Total Current Liabilities                     1,369,629          1,507,631

LONG-TERM LIABILITIES                                  74,556            102,397

CONVERTIBLE DEBENTURES                              1,050,000          1,050,000

COMMITMENTS AND CONTINGENCIES                              --

SHAREHOLDERS' EQUITY                                3,161,268          3,862,180
                                                   ----------         ----------

                                                   $5,655,453         $6,522,208
                                                   ==========         ==========

NUPRO INNOVATIONS INC. (FKA TRUCTECH, INC.)                          (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF LOSS AND DEFICIT
THREE MONTHS ENDED AUGUST 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                   AUGUST 31         AUGUST 31
                                                     2000              1999
                                                 ------------      ------------

Revenue - Interest Earned                        $     28,059      $     55,868
                                                 ------------      ------------

Costs and expenses:
  Development, pre-production, and
    administration                                    212,996           166,463
  Financial, primarily interest                        29,852            17,316
  Depreciation and amortization                        11,598             4,719
                                                 ------------      ------------
                                                      254,446           188,498
                                                 ------------      ------------

Loss before income tax benefits                      (226,387)         (132,630)

Income tax benefits                                        --                --
                                                 ------------      ------------
Net loss                                         $   (226,387)     $   (132,630)
                                                 ============      ============

Net loss per common share (basic and diluted)    $      (0.02)     $      (0.01)
                                                 ============      ============

Weighted average shares outstanding                12,617,217        10,142,218
                                                 ============      ============
Other comprehensive income (loss):
  Foreign currency translation adjustment        $    (67,006)     $         --
                                                 ------------      ------------

Total comprehensive income (loss)                $   (159,381)     $   (132,630)
                                                 ============      ============

NUPRO INNOVATIONS INC. (FKA TRUCTECH, INC.)                          (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF LOSS AND DEFICIT
NINE MONTHS ENDED AUGUST 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                             DEFICIT
                                                                                            ACCUMULATED
                                                                                            DURING THE
                                                         AUGUST 31          AUGUST 31       DEVELOPMENT
                                                           2000               1999             STAGE
                                                       ------------      ------------      ------------
Revenue - Interest Earned                              $    116,595      $     56,443      $    231,486
                                                       ------------      ------------      ------------
Costs and expenses:
  Development, pre-production, and administration           746,029           476,927         2,820,515
  Stock issued for investor "sweat equity"                       --                --         3,252,600
  Loss on impairment and disposition of properties               --                --           321,794
  Financial, primarily interest                              84,261            51,552           757,853
  Depreciation and amortization                              21,471            14,151           143,648
                                                       ------------      ------------      ------------
                                                            851,761           542,630         7,296,410
                                                       ------------      ------------      ------------

Loss before income tax benefits                            (735,166)         (486,187)       (7,064,924)

Income tax benefits                                              --                --                --
                                                       ------------      ------------      ------------
Net loss                                               $   (735,166)     $   (486,187)     $ (7,064,924)
                                                       ============      ============      ============

Net loss per common share (basic and diluted)          $      (0.06)     $      (0.04)
                                                       ============      ============

Weighted average shares outstanding                    $ 12,617,217      $ 11,097,327
                                                       ============      ============
Other comprehensive income (loss):
  Foreign currency translation adjustment              $     34,254      $         --      $     34,254
                                                       ------------      ------------      ------------

Total comprehensive income (loss)                      $   (700,912)     $   (486,187)     $ (7,030,670)
                                                       ============      ============      ============

NUPRO INNOVATIONS INC. (FKA TRUCTECH, INC.)                          (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOW
NINE MONTHS ENDED AUGUST 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                             ACCUMULATED
                                                                                             DURING THE
                                                            AUGUST 31         AUGUST 31      DEVELOPMENT
                                                              2000              1999            STAGE
                                                           -----------      -----------      -----------
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
 Net loss for the period                                   $  (735,166)     $  (486,187)     $(7,064,924)
 Adjustments to reconcile net loss to net cash
  Depreciation                                                  21,471           14,151          143,648
  Loss on Disposal of obsolete equipment                                                         130,141
  Stock issued for investor "sweat equity"                                                     3,252,600
  Impairment Loss on unutilized pre-production plant                                              71,841
  Interest and fees paid with TrucTech stock                                                     330,058
  Accounts receivable                                         (164,339)           3,902         (250,626)
  Inventories                                                 (115,783)                         (118,029)
  Prepaid Expense                                              (11,767)           2,288          (20,783)
  Accounts payable and accrued liabilities                      85,394          108,369          683,196
  Payables and accruals paid with NuPro stock                                                    370,348
  Accrued management fees and salaries                        (100,501)         190,560          276,213
                                                           -----------      -----------      -----------
                                                            (1,020,691)        (166,917)      (2,196,317)
                                                           -----------      -----------      -----------
INVESTING ACTIVITIES
 Purchase of capital assets                                 (1,573,535)        (546,633)      (4,012,998)
 Deposits                                                      (64,775)         (17,253)         (71,590)
                                                           -----------      -----------      -----------
                                                            (1,638,310)        (563,886)      (4,084,588)
                                                           -----------      -----------      -----------
FINANCING ACTIVITIES
 Notes payable                                                (113,260)          91,587            6,130
 Increase in (repayment of) long-term liabilities              (37,476)          77,717          309,725
 Repayment of advances from NuPro prior to acquisition                                           204,508
 Advances from (repayments to) shareholders                                      (8,619)          34,229
 Foreign currency translation adjustment                        34,254                            34,254
 Increase in convertible debentures                                           1,050,000        1,050,000
 Common stock subscribed and paid                                             4,896,098        6,254,559
                                                           -----------      -----------      -----------
                                                              (116,482)       6,106,783        7,893,405
                                                           -----------      -----------      -----------

INCREASE (DECREASE) IN CASH FOR THE PERIOD                  (2,775,483)       5,375,980        1,612,500


CASH, BEGINNING OF PERIOD                                    4,387,983            2,458               --
                                                           -----------      -----------      -----------

CASH, END OF PERIOD                                        $ 1,612,500      $ 5,378,438      $ 1,612,500
                                                           ===========      ===========      ===========

NUPRO INNOVATIONS INC. (FKA TRUCTECH, INC.                           (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

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

     NUPROTM  AND  NUPRO  INNOVATIONSTM  ARE  TRADEMARKS  OR TRADE  NAMES OF THE
COMPANY.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-QSB/A contains express or implied forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission, in its press releases, quarterly conference calls or otherwise. The words "believes," "expects," "anticipates," "intends," "forecasts," "projects," "plans," "estimates" and similar expressions identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Such forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. The Company's actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, the Company's limited operating history, unpredictability of operating results, intense competition in various aspects of its business, the risks of rapid growth, the Company's dependence on key personnel, uncertainty of product acceptance, changes in laws and regulations, changes in economic conditions and an inability to obtain financing, as well as those discussed elsewhere in this Form 10-QSB. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to publicly update, review or revise any forward-looking statements to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statements is based.

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

PLAN OF OPERATION

     The Company has not had any revenues from operations since its inception. The Company believes that it has sufficient funds to satisfy its cash requirements for the next 12 months as a result of its offering of securities in units that included shares of Common Stock, unsecured convertible debentures, and warrants pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, in July 1999 (the "Regulation S Offering"). The Company received $6,000,000 in proceeds from the Regulations S Offering. Under the

Regulation S Offering, the Company issued warrants ("Regulation S Warrants") to acquire 1,500,000 shares of Common Stock. Each Regulation S Warrant provides the holder the right to purchase, subject to certain conditions, one share of the Company's Common Stock at $2.50 per share, for a total exercise price of $3,750,000. The Regulation S Warrants expire on December 31, 2000. The Company currently has no other internal or external sources of liquidity, but anticipates that a substantial portion of the Regulaton S Warrants will be exercised before their expiration date. In addition, the Company anticipates that it may raise additional funds by way of equity or debt financing in the second or third quarter of fiscal year 2001. There is no assurance that the Company will be able to raise any additional funds through exercise of the Regulation S Warrants or through equity or debt financings on terms that are favorable to the Company, if at all.

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