Form 10KSB40/A
period 2000-08-31
NUPRO INNOVATIONS INC
filed 2000-11-09
CIK 1100282

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-KSB/A

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

     The number of shares of Common Stock outstanding as of September 29, 2000 was 12,617,217. The aggregate market value of the Common Stock of the registrant held by non-affiliates as of September 29, 2000 was approximately $12,149,687 based on the average bid and asked prices for such Common Stock.

================================================================================

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----
                                     PART I

     Preliminary Note on Forward-Looking Statements............................1
1.   Description of Business...................................................1
2.   Description of Property...................................................8
3.   Legal Proceedings.........................................................8
4.   Submission of Matters to a Vote of Security Holders.......................8

                                     PART II

5.   Market for Common Equity and Related Stockholder Matters..................9
6.   Plan of Operation........................................................12
7.   Financial Statements.....................................................20
8.   Changes in and Disagreements With Accountants on Accounting
       and Financial Disclosure...............................................20

                                    PART III

9    Directors, Executive Officers, Promotions and Control Persons;
       Compliance With Section 16(a) of the Exchange Act......................20
10.  Executive Compensation...................................................20
11.  Security Ownership of Certain Beneficial Owners and Management...........20
12.  Certain Relationships and Related Transactions...........................20
13.  Exhibits and Reports on Form 8-K.........................................21
     Financial Statements....................................................F/S
     Signatures...............................................................23

                                     PART I

     PRELIMINARY NOTE ON FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB/A contains express or implied forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission, in its press releases, quarterly conference calls or otherwise. The words "believes," "expects," "anticipates," "intends," "forecasts," "projects," "plans," "estimates" and similar expressions identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Such forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. The Company's actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, the Company's limited operating history, unpredictability of operating results, intense competition in various aspects of its business, the risks of rapid growth, the Company's dependence on key personnel, uncertainty of product acceptance, changes in laws and regulations, changes in economic conditions and an inability to obtain financing, as well as those discussed elsewhere in this Form 10-KSB/A. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to publicly update, review or revise any forward-looking statements to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statements is based.

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

     NUPRO(TM) AND NUPRO INNOVATIONS(TM) ARE TRADEMARKS OR TRADE NAMES OF THE COMPANY

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

PRODUCT APPLICATIONS

     The Company is in the process of establishing customer relationships for the development of several product applications for the NuPro Material. Such development will include feasibility studies, product design and engineering, prototype model and mold fabrication, prototype manufacture, testing, and customer approval. To date, prospective customers for pallets, deck boards, golf drivers, and food processing trays have funded all or a portion of the development process for their respective product applications. In addition, the Company has developed applications for the NuPro Material for a truck bed enclosure ("TracTop") and is in the process of developing a pallet top. The Company anticipates that it will begin manufacturing certain product applications by the end of the first quarter of fiscal 2001.

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

     The Company's TracTop product application is subject to a perpetual patent agreement, as amended, dated as of August 10, 1988, that assigns the U.S. patent and other rights related to the TracTop product application to the Company and permits the Company to manufacture and sell the TracTop product. In connection with the patent agreement, the Company must pay a royalty fee of $5.00 per unit of TracTop product sold and an amount equal to $150,000 from profits of TracTop products sold, to certain independent third parties. To date, the Company has no sales of its TracTop product and, as a result, has paid no royalties pursuant to the patent agreement.

     The Company intends to develop a distribution network for TracTop, either directly or through strategic alliances in the United States. In the Mexican market, the Company anticipates that the TracTop product will be manufactured pursuant to an oral agreement with TopTrac S.A. de C.V., an entity incorporated under the laws of Mexico which is a strategic partner of the Company located in Mexico and controlled by Ernesto Zaragoza de Cima, a Vice President and director of the Company.

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

     PALLETS. The first pallet prototype made with the NuPro Material (the "NuPro Pallet") has been completed and internal testing has achieved favorable results to date. Based on the results of testing to date, the Company believes the established performance, weight, and price standards of the NuPro Pallet makes it competitive in the industry. As testing continues, certain engineering and design modifications may be made to enhance the performance of the NuPro Pallet.

     Negotiations are currently in progress with other parties for the purchase of turnkey manufacturing lines with respect to the pallet product and other applications for the NuPro Material. The Company anticipates that it will begin providing turnkey manufacturing lines and the NuPro Material to manufacturers for the production of pallets with the NuPro Material by the first quarter of fiscal year 2001.

     DECK BOARDS. In February 1998, the Company entered into an oral agreement with Erwin Industries Inc. ("Erwin Industries") of Atlanta, Georgia, for the design, feasibility study, engineering, and prototyping of an innovative design for a deck board at a cost of $30,000. The Company is negotiating a contract with Erwin Industries relating to the manufacture of deck boards with the NuPro Material, which the Company believes may consist of approximately $2,200,000 for two turnkey manufacturing lines and up to $15,000,000 annually for the supply of chemicals to such manufacturing lines operating at full production levels after start-up phase-in based upon Erwin Industries manufacturing projections and initial specifications of one 16-foot deck board per minute and a 24-hour per day manufacturing schedule. Certain production scale manufacturing tests with a full-size production mold must be completed prior to contract finalization. Pricing of this production mold design, engineering, and manufacturing is being completed for submission to Erwin Industries for approval and payment. There is no assurance that the Company and Erwin Industries will be able to reach a final agreement with respect to the manufacturing of the deck boards with NuPro Materials on terms that will be favorable to the Company if at all. The Company anticipates that it will begin providing turnkey manufacturing lines and the NuPro Material to manufacturers for the production of deck boards with the NuPro Material by the first quarter of fiscal year 2001.

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

     PALLET TOP. The Company is negotiating an agreement with NRPP Inc. of Atlanta, Georgia, a material handling sales and consulting organization, for the development of a pallet top product application of the NuPro Material. Consummation of an agreement with NRPP Inc. will not occur until the Company provides samples of the Pallet Top produced with the NuPro Material, which the Company does not expect to occur prior to the first quarter of fiscal year 2001. To date, initial design and market evaluation have been completed.

     FOOD PROCESSING TRAYS. A project for the manufacture of food processing trays has been prototyped and field tested. To date, the Company has been satisfied with the performance of such food processing trays. Production molds have been produced and product manufacturing of a small initial order for Nautico S.A. de C.V. of Guaymas, Mexico, a shrimp and seafood processing plant, has been scheduled to commence in the first quarter of fiscal year 2001.

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

SUPPLIERS

     The production of the NuPro Material requires the supply of several primary chemical compounds, primarily raw petro-chemical feedstocks, that the Company believes are available from a number of suppliers in adequate supplies to meet the Company's expected needs. The Company has identified sources from Mexico and Venezuela that it anticipates will be the primary suppliers for the Company, however, the Company currently has no supply contracts for the purchase of such chemical compounds. The Company will require high-grade chemicals with specific properties for the NuPro Material. Accordingly, the Company expects to monitor shipments of chemicals closely for compliance with the Company's standards. Although the Company has had no difficulty in obtaining adequate supplies of chemicals to date, the Company anticipates that its needs for such chemicals will increase significantly when it begins to supply manufacturers with the proprietary chemicals necessary for the Company's turnkey manufacturing packages. The Company's inability to obtain high-grade chemicals would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

     The Company's success requires its continued development of product applications and its sales and marketing of the NuPro Material to manufacturers. The Company's competitors in the steel, plastics, fiberglass, and wood businesses, among others, are more established and have greater name recognition and marketing resources than the Company. In addition, while the competing industrial materials have achieved market acceptance, the NuPro Material is still being commercialized and there is no assurance that it will be able to achieve and maintain market acceptance. See "Plan of Operation - Factors that May Affect Future Operating Results - Uncertainty of Acceptance of the NuPro Material." The Company's competitors also have greater financial resources than those available to the Company and certain competitors spend substantially greater amounts for advertising and promotion.

     The Company anticipates that it will compete principally through product quality and price. The Company believes that the NuPro Material's principal competitive strengths are (a) its variety of formulations that allow it to generate differing properties to address the different needs of varying product applications, such as durability, strength, and malleability, and (b) its cold molding production process that allows it to be manufactured in a more inexpensive manner than the standard plastics manufacturing process.

REGULATION AND ENVIRONMENTAL CONSIDERATIONS

     The Company is currently not subject to any environmental proceedings. During the year ended November 30, 1999, the Company did not make any material expenditure for environmental control facilities, nor does it currently anticipate any such future expenditures. Actions by international, federal, state, and local governments concerning environmental matters could result in laws or regulations that could increase the cost of producing the NuPro Material or otherwise adversely affect the demand for the Company's product applications. At present, during the Company's early stage of development, environmental laws and regulations do not have a material adverse effect upon the demand for the products made with the NuPro Material. However, certain of the Company's operations are subject to international, federal, state, and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage, and disposal of solid and hazardous wastes. While the Company has not had to make significant capital expenditures for environmental compliance, it cannot predict with any certainty its future capital expenditure requirements relating to environmental compliance because of continually changing compliance standards and technology. The Company does not have insurance coverage for environmental liabilities and does not anticipate obtaining such coverage in the future. See "Plan of Operation - Factors that May Affect Future Operating Results - Environmental Liabilities."

     The Company is also subject to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state laws which impose liability without regard to fault or to the legality of the original action, on certain classes of persons (referred to as potentially responsible parties or "PRPs") associated with the release or threat of release of certain hazardous substances into the environment. The Company has not been classified as a PRP under CERCLA. See "Plan of Operation - Factors that May Affect Future Operating Results - Environmental Liabilities."

RESEARCH AND DEVELOPMENT

     The Company maintains a continuing development program devoted to the NuPro Material and its product applications. Development activities include designing new and improved products and product applications, testing and enhancing chemical formulations to generate differing properties in the NuPro Material and prototype model and mold fabrications. The Company's development, pre-production, and administration expenditures were approximately $649,479 (precombination $644,958 by NuPro and $4,521 by TrucTech) and $679,980 for fiscal years 1998 and 1999, respectively. The Company anticipates that it will incur approximately $676,000 in research and development expenses during fiscal year 2000, including product testing and capital expenditures for research and development equipment. The Company completed its construction of new administrative and research and development offices in Tucson, Arizona, consisting of approximately 13,400 square feet during the first quarter of fiscal year 2000. See "Plan of Operation - Plan of Operation - Plant and Equipment."

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

INSURANCE

     The Company maintains general liability, automobile liability, and umbrella coverage insurance in amounts that it believes are customary for a company of its size engaged in a comparable industry. The Company also maintains worker's compensation and directors and officers' liability insurance coverage. There is no assurance that the Company will not be subject to claims in the future that its insurance may not cover or as to which its coverage limits may be inadequate.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company's principal administrative and research and development offices are located in approximately 13,400 square feet of space in Tucson, Arizona. During the first quarter of fiscal year 2000, the Company completed the construction of the Company's principal administrative and research and development offices at an approximate cost of $1,300,000. The Company also leases prototyping, tool modeling, and administrative facilities in Guaymas, Sonora, Mexico consisting of 2,482 square feet from Ernesto Zaragoza de Cima, a director and Vice-President of the Company, at a rate of $1,015.50 per month. See "Certain Relationships and Related Transactions." The Company is in the process of constructing two manufacturing facilities in Guaymas, Sonora, Mexico, consisting of approximately 186,000 square feet. In the second quarter of fiscal year 2000, the Company completed the construction of the first phase of its manufacturing facilities, which includes approximately 32,000 square feet at an approximate cost of $1,300,000. The Company considers its current facilities to be sufficient for its current and anticipated operations for the next 12 months.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

GENERAL

     The Company's Common Stock had been quoted on the OTC Bulletin Board under the symbol NUPP from August 21, 1998 to February 24, 2000. On February 24, 2000, the Company's Common Stock was removed from quotation on the OTC Bulletin Board pursuant to the NASD OTC Bulletin Board Eligibility Rules and commenced quotation in the National Quotation Bureau's Pink Sheets immediately thereafter. The following sets forth the range of high and low bid quotations for the periods indicated as reported by National Quotation Bureau, Inc. Such quotations reflect prices between dealers, without retail mark-up, markdown or commission and may not represent actual transactions.

                                                       HIGH BID    LOW BID
                                                       --------    -------
     December 1, 1999 through February 24, 2000         $3.1875    $2.4375
     September 1, 1999 through November  30, 1999       $3.0000    $1.3125
     June 1, 1999 through August 31, 1999               $2.1250    $0.7500
     March 1, 1999 through May 31, 1999                 $1.0000    $0.2500
     December 1, 1998 through February 28, 1999         $1.1250    $0.6250
     September 17, 1998 through November 30, 1998       $1.1250    $0.6250

     As of September 29, 2000 there were approximately 168 holders of record of the Company's Common Stock.

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

     In addition, as of October 31, 2000, there were outstanding warrants to purchase 1,525,000 shares of Common Stock and options to purchase 275,000 shares of Common Stock, all of which were fully vested. Sales of substantial amounts of the Company's Common Stock (including shares issued upon the exercise of outstanding warrants and options) in the public market in the future could adversely affect the market price of the Company's Common Stock. These sales may also make it more difficult for the Company to sell equity or equity related securities in the future at a time and price that the Company believes is appropriate.

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

     Effective December 1, 1998, the Company acquired substantially all of the assets and liabilities of TrucTech pursuant to the Purchase Agreement. The Company issued 7,333,333 shares of Common Stock in consideration for the TrucTech Acquisition. Such shares were issued without registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. The net effect of the TrucTech Acquisition is that, as of the acquisition date, NuPro acquired all of the outstanding stock of TrucTech. Pursuant to U.S. GAAP, the TrucTech Acquisition is accounted for as a "reverse acquisition" whereby NuPro is considered the acquired corporation and TrucTech is considered the surviving corporation.

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

ITEM 6. PLAN OF OPERATION.

     The following Plan of Operation provides information that management of the Company believes is relevant to an assessment and understanding of the Company's business and should be read in conjunction with the attached audited Consolidated Financial Statements and Notes thereto.

OPERATIONS

     The Company has not had any revenues from operations since its inception. The Company believes that it has sufficient funds to satisfy its cash requirements for the next 12 months as a result of its offering of securities in units that included shares of Common Stock, unsecured convertible debentures, and warrants pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, in July 1999 (the "Regulation S Offering"). The Company received $6,000,000 in proceeds from the Regulations S Offering. Under the Regulation S Offering, the Company issued warrants ("Regulation S Warrants") to acquire 1,500,000 shares of Common Stock. Each Regulation S Warrant provides the holder the right to purchase, subject to certain conditions, one share of the Company's Common Stock at $2.50 per share, for a total exercise price of $3,750,000. The Regulation S Warrants expire on December 31, 2000. See "Recent Sales Of Unregistered Securities." The Company currently has no other internal or external sources of liquidity, but anticipates that a substantial portion of the Regulation S Warrants will be exercised before their expiration date. In addition, the Company anticipates that it may raise additional funds by way of equity or debt financing in the second or third quarter of fiscal year 2001. There is no assurance that the Company will be able to raise any additional funds through exercise of the Regulation S Warrants or through equity or debt financings on terms that are favorable to the Company if at all.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     In addition to the other information in this Annual Report on Form 10-KSB, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact or may have a significant impact on the Company's business, prospects, financial condition and results of operation.

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

ITEM 7. FINANCIAL STATEMENTS.

     Reference is made to the Consolidated Financial Statements, the Notes thereto and Report of Independent Auditors thereon included in Page F/S of this Report, which Consolidated Financial Statements, Notes and Report are included herein by reference.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

     The following table sets forth information concerning the Company's executive officers and directors. Except as otherwise noted, none of the executive officers are directors or officers of any publicly owned corporation or entity.

              NAME                 AGE                 POSITION
              ----                 ---                 --------
     Luba Veselinovic               62     President and Chief Executive Officer
     Ernesto Zaragoza de Cima       46     Vice President, Director
     Lawrence J. McEvoy Jr., JD     68     Secretary, Director
     Elke Veselinovic               59     Treasurer, Director
     Charles H. Green               43     Director
     Reiner Becker                  39     Director

     The term of office of each director of the Company is for one year and until his or her successor is elected at the annual stockholders' meeting and is qualified, subject to removal by the stockholders. All officers serve at the discretion of the Company's Board of Directors and until his or her successor is elected at the annual meeting of the Board of Directors and is qualified.

     LUBA VESELINOVIC was elected President and Chief Executive Officer of the Company effective June 1, 1999. Mr. Veselinovic has served as a member of the Advisory Council since June 1998 and serves as President and Chief Executive Officer of the Company pursuant to a Secondment Agreement between the Company and Krida Overseas. Mr. Veselinovic devotes 100% of his professional time to the business affairs of the Company. Mr. Veselinovic has been employed by Krida Overseas, which is primarily a stock holding company, as a consultant since 1989 and has provided consultant services to both the Company and the Company's predecessor, TracTop Distributing, Inc. Mr. Veselinovic has been engaged by the Company since June 1998 as Chairman of the Advisory Council and, through NAFTA Technology, Trading and Consulting, was retained in the position of Director of Technology and Manufacturing for the Company from June 1998 to June 1999. He was previously retained in a similar position by TrucTech. NAFTA Technology, Trading and Consulting is owned by Mr. Veselinovic's spouse, Elke Veselinovic, who is the Treasurer and a director of the Company.

     From 1972 to 1988, Mr. Veselinovic founded and was the President of Plastics Group Technologies Inc., which was an OEM integrated manufacturer specializing in the automotive and computer industries with approximately 750 employees. Mr. Veselinovic has developed several technologies including the NuPro Material. Mr. Veselinovic received his Bachelor's Degree in Electro-Chemistry from the College for Electro-Chemistry in Belgrade, Yugoslavia in 1959.

     ERNESTO ZARAGOZA DE CIMA has served as a director of the Company since June 1998 and was elected Vice President of the Company effective June 1, 1999. Mr. Zaragoza devotes approximately 10% of his professional time to the business affairs of the Company. Mr. Zaragoza de Cima has also served as the President of NuPro Innovation de Mexico, S.A. de C.V., a majority owned subsidiary of the Company, since 1998. From 1983 to present, Mr. Zaragoza de Cima has also served as the president of a number of family-owned businesses in the State of Sonora, Mexico. Such businesses include real estate entities such as Inversiones de Guaymas, S.A. de C.V., Arrendadora Comercial de Sonora, Zarci, S.A. de C.V., and Kori, S.A. de C.V., a construction entity named Hulzar, S.A. de C.V., a bakery store entity named Pan Rico, S.A. de C.V., a ranching operation named Rancho La Noria, a hunting corporation called Club Solimar, and TopTrac, S.A. de C.V. Mr. Zaragoza received a Bachelor's Degree of Business Administration from Instituto Tecnologico de Estudios Superiores de Monterrey in Mexico in 1977.

     LAWRENCE MCEVOY JR. has served as Secretary and a director of the Company since June 1998. Mr. McEvoy devotes approximately 10% of his professional time to the business affairs of the Company. Mr. McEvoy has practiced law in private practice as a member of the Georgia bar with the law firm of Bynum, Lewis & McEvoy from 1997 to present and the law firm of McEvoy & Broadbear from 1987 to 1997. Mr. McEvoy received his Juris Doctorate degree from the University of Virginia in 1965.

     ELKE VESELINOVIC has served as Treasurer and a director of the Company since June 1998. Mrs. Veselinovic devotes 100% of her professional time to the business affairs of the Company. From 1989 to 1998, Mrs. Veselinovic served as President of TrucTech, Inc., a Georgia corporation that was a research and development company for the NuPro Material. Mrs. Veselinovic is Luba Veselinovic's wife. Mrs. Veselinovic received a Degree from the Business College in Bad Segeberg, Germany in 1959.

     CHARLES H. GREEN has served as a director of the Company since January 2000. Prior to becoming a director, Mr. Green served on the Company's Advisory Council since June 1998. Mr. Green has served as Vice President of the SBA Division of U.S. Bank immediately since the dissolution of Mr. Green's prior employer, Southeast Capital Associates LLC, in 1998. From 1992 to 1998, Mr. Green served as Managing Member of Southeast Capital Associates LLC, an Atlanta-based commercial banking firm that assisted in financing small business, which dissolved in 1998. Mr. Green received his Bachelor's of Science in Finance from the University of Alabama in 1979.

     REINER BECKER has served as a director of the Company since January 2000. Mr. Becker has been a self-employed management consultant since 1993. Mr. Becker received his Bachelor's Degree in Business Economics from the University of Saarland in Saarbrueken, Germany.

ADVISORY COUNCIL

     The Company formed an advisory council (the "Advisory Council") on March 1, 1998, which serves as a group that provides advisory services to the Company and the Company's Board of Directors. The Company believes that members of the Advisory Council represent a diverse range of professional, management, technical, and geographic perspectives. The Advisory Council meets twice a year and at various other times as necessary. Each member of the Advisory Council is paid a fixed fee of $500 per quarter and receives $1000 plus out-of-pocket travel expenses for each Advisory Council meeting attended. In addition, during fiscal year 1998, each member of the Advisory Council received an option to purchase 15,000 shares of Common Stock at an exercise price of $4.00 per share. Members of the Advisory Council did not receive compensation for service on the Advisory Council during fiscal year 1999. Each member of the Advisory Council has also entered into an indemnification agreement with the Company which provides for the Company to indemnify each member of the Advisory Council against expenses, including attorneys' fees, reasonably incurred in connection with actions against or threatened against such member by reason of the fact that such member was a member of the Advisory Council or by reason of any action or inaction taken by such member while acting in the capacity of a member of the Advisory Council. The members of the Company's Advisory Council as of September 29, 2000 were:

     LUBA VESELINOVIC, age 62, has served as President and Chief Executive Officer of the Company since June 1999 and as a member of the Advisory Council since June 1998. See "Directors, Executive Officers, Promoters and Control Persons."

     M. GERRY MALLOY, age 57, has served as a member of the Company's Advisory Council since June 1998. Mr. Malloy has served as President and Principal Engineer of Kaptest Engineering Limited since he founded Kaptest Engineering Limited in 1976. Mr. Malloy received his Bachelor's Degree in Mechanical Engineering from the General Motors Institute in 1967 and his Master's Degree in Engineering from McMaster University in 1968.

     PATRICK W. OLIVE, age 56, has served as a member of the Advisory Counsel since June 1998. Mr. Olive has served as Commissioner of Economic Development for Durham Region, which is a part of the Toronto metropolitan area, since 1985. Mr. Olive received his undergraduate degree in Economics and Geography from Brock University, a Master's Degree in Urban Regional Planning from the University of Waterloo and a Master's Degree in Business Administration from York University.

     CHARLES PETTIS, age 73, has served as a member of the Advisory Council since June 1998. Mr. Pettis has been an independent realtor since 1994 and a real estate consultant to the UA Foundation since 1988. Mr. Pettis received a Bachelor's of Arts Degree in Psychology from San Jose State University in 1950.

     WILFRIED BOELKE, age 64, has served as a member of the Advisory Council since January 2000. Mr. Boelke has practiced as a German certified public accountant and tax consultant in Berlin and Essen, Germany for more than 30 years. Mr. Boelke received his Bachelor's Degree in Business Economics from the University of Cologne in 1963 and his Master's Degree in Business Economics and Political Science from the University of Mainz in 1969.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth the compensation received for services rendered to the Company or its subsidiaries in all capacities during the fiscal year ended November 30, 1999 by the Company's Chief Executive Officer and each of the Company's other executive officers who received compensation in excess of $100,000 (the "Named Executive Officers"), which includes salary and bonus earned during the fiscal year ended November 30, 1999.

                           SUMMARY COMPENSATION TABLE

                                      ANNUAL COMPENSATION                     LONG-TERM COMPENSATION AWARDS
                                --------------------------------   ------------------------------------------------------
                                                                                                          PAYOUTS
                                                                                                   ----------------------
                                                       OTHER                       SECURITIES
  NAME AND PRINCIPAL                                   ANNUAL      RESTRICTED      UNDERLYING       LTIP       ALL OTHER
      POSITION           YEAR   SALARY($)   BONUS   COMPENSATION   STOCK AWARD   OPTIONS/SARS(#)   PAYOUTS   COMPENSATION
  ------------------     ----   ---------   -----   ------------   -----------   ---------------   -------   ------------
Luba Veselinovic (1)     1999   120,000(2)    0          0              0              0              0           0
  President and Chief
  Executive Officer

Gary A. Fitchett (3)     1999    60,000(4)    0          0              0              0              0           0

(1) Mr. Veselinovic was elected President and Chief Executive Officer of the Company effective June 1, 1999. Mr. Veselinovic serves as President and Chief Executive Officer pursuant to a Secondment Agreement between the Company and Krida Overseas, which is Mr. Veselinovic's employer. Pursuant to the Secondment Agreement, the Company pays Krida Overseas $150,000 per year for the services of one or more employees of Krida Overseas, including Mr. Veselinovic.
(2) During fiscal year 2000, the Company paid $99,500 to Krida Overseas for the services of Mr. Veselinovic as President and Chief Executive Officer of the Company during the fiscal year ended November 30, 1999, the balance, $20,500, has been accrued but not paid by the Company.
(3) Mr. Fitchett resigned as President and Chief Executive Officer of the Company effective June 1, 1999.
(4) The compensation payable to Mr. Fitchett for his services as President and Chief Executive Officer of the Company during the fiscal year ended November 30, 1999 has been accrued but not paid by the Company.

     OPTION GRANTS

     The Company did not grant options to the Named Executive Officers during the fiscal year ended November 30, 1999, or during the first three quarters of fiscal year 2000.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                VALUE OF
                                                    NUMBER OF SECURITIES     UNEXERCISED IN-
                                                         UNDERLYING             THE-MONEY
                                                    UNEXERCISED OPTIONS/     OPTIONS/SAR'S AT
                                                     SARS AT FY-END (#)         FY-END ($)
                       SHARES                       --------------------     ----------------
                     ACQUIRED ON       VALUE           EXERCISABLE/            EXERCISABLE/
      NAME           EXERCISE(#)     REALIZED($)       UNEXERCISABLE          UNEXERCISABLE
      ----           -----------     -----------       -------------          -------------
Luba Veselinovic          0              --              15,000(1)/0               None
Gary A. Fitchett          0              --              25,000(2)/0               None

----------
(1) Mr. Veselinovic was granted options to purchase 15,000 shares of Common Stock for $4.00 per share as compensation for his service on the Company's Advisory Council in fiscal year 1998. These options will expire on December 31, 2000.

(2) Mr. Fitchett was granted options to purchase 25,000 shares of Common Stock for $4.00 per share as compensation for his service on the Company's Board of Directors in fiscal year 1998. These options will expire on December 31, 2002.

     COMPENSATION OF DIRECTORS

     Directors of the Company may be paid such compensation for their services and such reimbursements for expenses of attendance at board meetings as the Board of Directors may from time to time determine. During fiscal year 1998, each member of the Company's Board of Directors received options to acquire 25,000 shares of the Company's Common Stock at $4.00 per share as director compensation. In addition, each member of the Advisory Council received options during fiscal year 1998 to acquire 15,000 shares of the Company's Common Stock at $4.00 per share as advisory council compensation. Neither directors nor members of the Advisory Council received or are scheduled to receive options as compensation for service on the Board of Directors or Advisory Council during fiscal year 1999 or 2000. Mr. McEvoy was paid $2,000 for each of the third and fourth quarters of fiscal year 1999 and is paid $3,000 per quarter in fiscal year 2000 for his services as Secretary of the Board of Directors.

     EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     The Company is not a party to any employment contracts; however, the Company is a party to the Secondment Agreement with Krida Overseas, effective December 1, 1998, under which the Company has retained the services of Luba Veselinovic as President and Chief Executive Officer. Pursuant to the Secondment Agreement, the Company pays Krida Overseas $150,000 per year for the services of one or more employees of Krida Overseas, including Mr. Veselinovic. The initial term of the Secondment Agreement is five years, which is automatically renewable for additional five-year periods.

     Additionally, the Company has entered into a perpetual license agreement with Krida Overseas for the exclusive right to use, develop, and market the NuPro Material worldwide. The license agreement contains a limitation on the exclusiveness of the license after December 31, 2002, if Mr. Veselinovic is not an executive officer of the Company and the Company does not meet certain sales expectations to be negotiated between Krida Overseas and the Company. As a result, after December 31, 2002, the Company's exclusive right to use, develop, and market the NuPro Material may terminate if Mr. Veselinovic is no longer serving as an executive officer of the Company and the Company does not meet certain sales performance levels.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the numbers of shares and percentage of all shares of the Company's Common Stock outstanding as of September 29, 2000 held by (i) any person known to the Company to be the beneficial owner of 5% or more of the Company's outstanding Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group.

         NAME AND ADDRESS              AMOUNT & Nature of
      OF BENEFICIAL OWNER (1)           BENEFICIAL OWNER    PERCENT OF CLASS (2)
      -----------------------           ----------------    --------------------
5% STOCKHOLDERS

Bavaria Hotel Holding International
GmbH(3)                                    2,325,000(4)           17.36%

DIRECTORS AND EXECUTIVE OFFICERS

Luba Veselinovic                           3,240,183(5)           25.68%
Ernesto Zaragoza de Cima                     108,948(6)              *
Lawrence J. McEvoy Jr.                       126,805(7)            1.00%
Elke Veselinovic                           3,240,183(8)           25.68%
Charles H. Green(9)                           18,000(10)             *
Reiner Becker(11)                            525,000(12)           4.12%

All Executive Officers and Directors
as a Group (6 Persons)                     4,018,936(13)          31.28%

----------
* Represents beneficial ownership of less than 1%.

(1) Except as otherwise indicated, each holder may be reached through the Company at 3296 East Hemisphere Loop, Tucson, Arizona 85706-5013.
(2) The percentages shown are calculated based upon 12,617,217 shares of Common Stock outstanding on September 29, 2000. The numbers and percentages shown include the shares of Common Stock actually owned as of September 29, 2000, and the shares of Common Stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of Common Stock that the identified person or group had the right to acquire within 60 days of September 29, 2000, upon the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.
(3) Bavaria Hotel Holding International GmbH is a wholly owned subsidiary of Blue Lion GmbH & Co. Holding KG, which is wholly owned by Stefan Schoenghuber, a German resident. Mr. Schoenghuber has sole investment power with respect to the shares held in the name of Bavaria Hotel Holding International GmbH.
(4) Includes 775,000 shares of Common Stock subject to warrants exercisable within 60 days of September 29, 2000.
(5) Consists of 2,784,213 shares owned by Krida Overseas, which is controlled by Mr. Veselinovic, and 415,970 shares owned by the Veselinovic Children's Trust, which is controlled by Mr. Veselinovic's spouse, Elke Veselinovic. Includes 15,000 shares of Common Stock subject to options exercisable by Mr. Veselinovic within 60 days of September 29, 2000. Includes 25,000 shares of Common Stock subject to options exercisable by Mrs. Veselinovic within 60 days of September 29, 2000.

(6) Includes 25,000 shares of Common Stock subject to options exercisable within 60 days of September 29, 2000.
(7) Consists of 4,286 shares owned by the McEvoy Family Trust and 97,519 shares owned directly by Mr. McEvoy. Includes 25,000 shares of Common Stock subject to options exercisable within 60 days of September 29, 2000.
(8) Consists of 415,970 shares owned by the Veselinovic Children's Trust, and 2,784,213 shares owned by Krida Overseas, which is controlled by Mrs. Veselinovic's spouse, Luba Veselinovic. Includes 25,000 shares of Common Stock subject to options exercisable by Mrs. Veselinovic within 60 days of September 29, 2000. Includes 15,000 shares of Common Stock subject to options exercisable by Mr. Veselinovic within 60 days of September 29, 2000.
(9)  Mr. Green was appointed a director of the Company on January 20, 2000.
(10) Includes 15,000 shares of Common Stock subject to options exercisable within 60 days of September 29, 2000.
(11) Mr. Becker was appointed a director of the Company on January 20, 2000.
(12) Consists of 25,000 shares owned by Mr. Becker's spouse, Diane Becker. Includes 125,000 shares of Common Stock subject to warrants exercisable within 60 days of September 29, 2000.
(13) For purposes of determining the total number of shares of Common Stock beneficially owned by all executive officers and Directors as a group, the shares reported as beneficially owned by Luba Veselinovic and Elke Veselinovic have been included once.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company's Board of Directors has a policy that any transactions between the Company and any of its executive officers and directors will be on terms believed to be no less favorable to the Company than could be obtained from unaffiliated third parties and will be in connection with bona fide business purposes of the Company.

     Effective November 1, 1997, the Company entered into a lease with Ernesto Zaragoza de Cima, a director and Vice President of the Company, for certain prototyping, tool modeling, and administrative facilities in Guaymas, Sonora, Mexico, consisting of 2,482 square feet. Rent under the lease is payable in an amount equal to $1,015.50 per month. The initial term of the lease is for a period of five years. After the initial term, the lease may be extended at the option of the Company for an additional five-year period.

     During fiscal year 1998, each member of the Company's Board of Directors received options to purchase 25,000 shares of Common Stock at an exercise price of $4.00 per share. In addition, each of the members of the Company's Advisory Council received options to purchase 15,000 shares of Common Stock at an exercise price of $4.00 per share.

     In May 1999, Luba Veselinovic entered into an agreement (on behalf of Krida and the Veselinovic Children's Trust) with Gary Fitchett, personally and on behalf of the Fitchett Family Trust, Pinecrest Consultants, Inc., and Management Synergistics to purchase 1,000,000 shares of the Company's Common Stock controlled by Mr. Fitchett for the aggregate price of $500,000. Upon closing of the transaction, which has not occurred to date, $250,000 of the purchase price is payable with the remaining $250,000 balance payable by a promissory note to be co-signed by Luba Veselinovic and the Company. The parties anticipate that the promissory note will be payable according to the following schedule:

                                        Monthly         Annual
                                        -------        ---------
               Year one                 $ 2,500        $  30,000
               Year two                   5,000           60,000
               Year three                 7,500           90,000
               Year four                 10,000           70,000
                                                       ---------
                                                       $ 250,000
                                                       =========

     In the event that the note is not fully paid by August 31, 2004, 500,000 shares shall be returned to Mr. Fitchett. While the Company is not the principal signer of the promissory note, it is expected that the cash flows will come from the Company as payment of compensation or accrued management fees owed to Luba Veselinovic or one of his affiliated entities. Management fees due to Luba Veselinovic or his affiliated entities in the amount of $175,000 shall also be withheld and payable under the above-mentioned terms. Management fees in excess of $175,000 accruing to Luba Veselinovic or his affiliates shall be payable out of available funds. The withheld fees may otherwise be paid to make the note payments or personal obligations of Mr. Veselinovic to Mr. Fitchett. An additional 200,000 shares were provided by Fitchett to Veselinovic to use for special consideration at no charge.

     On August 24, 1999, NuPro Innovation Mexico S.A. de C.V., a majority-owned subsidiary of the Company ("NuPro Mexico"), entered into a Buy-Sell Agreement with Ernesto Zaragoza de Cima, a Vice President and director of the Company, to acquire approximately 6,176 square meters of land in Guaymas, Sonora, Mexico. The land was acquired for approximately $100,000 and was used for the construction of the Company's new manufacturing facilities in Mexico. See "Description of Property" and "Plan of Operation - Plant and Equipment."

     Pursuant to the Purchase Agreement, the Company acquired substantially all of the assets and liabilities of TrucTech. Under the terms of the TrucTech Acquisition, the Company acquired TrucTech's assets and assumed TrucTech's liabilities in exchange for 7,333,333 shares of the Company's Common Stock, which represented approximately 73% of the Company's outstanding Common Stock immediately following the TrucTech Acquisition. The net effect of the TrucTech Acquisition is that, as of the acquisition date, NuPro acquired all of the outstanding stock of TrucTech. Pursuant to U.S. GAAP, the TrucTech Acquisition is accounted for as a "reverse acquisition" whereby NuPro is considered the acquired corporation and TrucTech is considered the surviving corporation. Certain directors, officers, employees, and stockholders of the Company were also directors, officers, employees, and stockholders of TrucTech. As a result, certain conflicts of interest existed with respect to the TrucTech Acquisition, and the subsequent distribution of the 7,333,333 shares of Common Stock to the TrucTech stockholders pursuant to a proposed Plan of Voluntary Dissolution of TrucTech. See "certain Relationships and Related Transactions."

     The amount of consideration payable by the Company in the TrucTech Acquisition was reached through negotiations between the Company and TrucTech and reference to the approximate market value of Common Stock during the period in which the TrucTech Acquisition occurred. Certain officers, directors, and stockholders of the Company, such as Gary Fitchett and Elke Veselinovic, were also officers, directors, and stockholders of TrucTech. As a result, certain conflicts of interest existed with respect to the TrucTech Acquisition, and the subsequent distribution of the Shares to the TrucTech Stockholders pursuant to a proposed Plan of Voluntary Dissolution of TrucTech.

     Krida Overseas, which is controlled by Luba Veselinovic, President and Chief Executive Officer of the Company, owns the technology relating to the NuPro Material. The Company has entered into a Technology License Agreement, as amended, with Krida Overseas, dated as of June 1, 1999 (the "Krida License"), which provides the Company with the perpetual, exclusive right to use, develop, and market the NuPro Material worldwide. The Krida License provides for a license fee of 1.5% of the gross revenues of the Company up to $5,000,000 and 2.0% thereafter. In the event Mr. Veselinovic no longer is an executive officer of the Company and the Company's sales are not meeting certain pre-established sales expectations to be negotiated between Krida Overseas and the Company, the rights granted under the Krida License will become non-exclusive 60 days following December 31, 2002. As an officer of the Company, Mr. Veselinovic will have fiduciary obligations to the Company's stockholders that may conflict with his own interests as an affiliate of the owner of the NuPro Material.

     Mr. Veselinovic serves as President and Chief Executive Officer of the Company pursuant to a Secondment Agreement by and between the Company and Krida Overseas, effective as of December 1, 1998 (the "Secondment Agreement"). The Secondment Agreement provides for employees of Krida Overseas to perform services for the Company while remaining employees of Krida Overseas. The
Secondment Agreement currently provides for a $150,000 fee payable by the Company to Krida Overseas in exchange for the services of Mr. Veselinovic and other persons from time to time. The Company currently does not anticipate other persons who are or will become employees of Krida Overseas will perform services for the Company under the Secondment Agreement in the next 12 months. The initial term of the Secondment Agreement is five years, which is automatically renewable for additional five-year periods.

     During the second quarter of 2000, NuPro Innovation Mexico S.A. de C.V. completed construction of the first phase of two production facilities in Guaymas, Sonora, Mexico, totaling approximately 32,000 square feet for an approximate cost of $1,300,000. See "Description of Property" and "Plan of Operation - Plant and Equipment." An affiliate of Ernesto Zaragoza, a director and executive officer of the Company, acted as the general contractor.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

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

         10.4 Form of Indemnification Agreement for Members of the Advisory Council*

         10.5 Secondment Agreement by and between the Company and Krida Overseas Investments Trading Limited dated as of December 1, 1998*+

         10.6 Form of Stock Option Agreement for Members of the Company's Board of Directors*+

         10.7 Form of Stock Option Agreement for Members of the Company's Advisory Council*+

         10.8            Office   Building  Lease  between  East  Broadway  5151
                         Limited Partnership and Luba Veselinovic and Elke Veselinovic, H & W, DBA NuPro Innovations Inc. dated as of the 17th day of December, 1996*

     EXHIBIT NO.                              DESCRIPTION
     -----------                              -----------
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

         10.12(a) Patent Agreement between John W. Martin and Judith Tyler Martin and TracTop International, Inc. dated as of August 10, 1998**

         10.12(b)        Letter  Agreement  between  John W.  Martin  and Judith
                         Tyler Martin and TracTop International, Inc. dated August 6, 1992**

         10.13 Agreement between Luba Veselinovic, the Company and Gary A. Fitchett dated May 24, 1999**

         10.14 Lease between Ernesto Zaragoza de Cima and the Company effective November 1, 1997**

         12.1            Subsidiaries of the Company*

         12.2            Letter on Change in Certifying Accountant***

         12.3            Consent  of S.E.  Clark  &  Company,  P.C.  Independent
                         Auditors

         27              Financial Data Schedule

----------
* Incorporated by reference from the Company's Form 10-SB Registration Statement filed with the Commission on December 9, 1999.
** Incorporated by reference to the Company's Amendment No. 1 to Form 10-SB filed with the Commission on February 16, 2000.
*** Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Commission on February 28, 2000.
+    Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K:

     None.

                                    PART F/S

The following financial statements are included herein:

                   NUPRO INNOVATIONS INC. (FKA TRUCTECH, INC.)
               FOR THE YEAR ENDED NOVEMBER 30, 1999 (CONSOLIDATED)
                   AND FOR THE PERIOD ENDED NOVEMBER 30, 1998

Independent Auditor's Report...............................................  F-1

Audited Financial Statements - for the year ended November 30, 1999 (consolidated) and for the periods ended November 30, 1998:

     Balance Sheets........................................................  F-2

     Statements of Loss and Deficit........................................  F-3

     Statements of Shareholders' Equity....................................  F-4

     Statements of Cash Flows..............................................  F-5

     Notes to Financial Statements.........................................  F-6

                             NUPRO INNOVATIONS INC.
          THE SEPARATE STATEMENTS FOR THE YEAR ENDED NOVEMBER 30, 1998

Independent Auditor's Report............................................... F-17

Audited Financial Statements - for the year ended November 30, 1998:

     Balance Sheet......................................................... F-18

     Statements of Loss and Deficit........................................ F-19

     Statements of Shareholders' Equity.................................... F-20

     Statements of Cash Flows.............................................. F-21

     Notes to Financial Statements......................................... F-22

                            S.E.CLARK & COMPANY, P.C.
--------------------------------------------------------------------------------
            Member: S.E.C. Practice Section of the American Institute
                         of Certified Public Accountants

                         Report of Independent Auditors

Shareholders and
Board of Directors
NuPro Innovations Inc.
Tucson, Arizona

We have audited the balance sheets of NuPro Innovations Inc. (a development stage company fka TrucTech, Inc.) as of November 30, 1999 (consolidated) and 1998 (as restated), respectively, and the related statements (as restated) of shareholders' equity, loss and deficit, and cash flows from inception and for the periods then ended. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of NuPro Innovations Inc. (fka TrucTech, Inc.) as of November 30, 1999 (consolidated) and 1998 (as restated) and the restated results of its operations and cash flows from inception and for the periods then ended in conformity with generally accepted accounting principles.

The comparative financial statements for the period ended November 30, 1998 were previously reported to include the combined financial statements of NuPro Innovations Inc. and TrucTech, Inc. under the belief that sufficient common control existed between the shareholder and boards of directors groups to constitute substantive common control, requiring such combination. Additionally, the statement of shareholders equity previously disclosed the capital transactions of the legal acquirer and surviving corporation (NuPro Innovations Inc.). As disclosed in Note 1 to the financial statements, TrucTech, Inc. is considered the accounting acquirer whose pre-combination capital transactions have been disclosed and restated to reflect the NuPro shares received by the shareholders of TrucTech, Inc. in the reverse acquisition of the net assets of TrucTech, Inc. by NuPro Innovations Inc. The pre-combination financial statements of NuPro Innovations Inc. for the year ended November 30, 1998 are reported on in a separate report of this same date.

/s/ S.E.CLARK & COMPANY, P.C.

January 14, 2000

          Member: National Association of Certified Valuation Analysts
--------------------------------------------------------------------------------
  744 N. Country Club Road, Tucson, AZ 85716 (520) 323-7774, Fax (520) 323-8174
                      seclarkcpa@aol.com, www.seclarkco.com

NUPRO INNOVATIONS INC. (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
AT NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                          (CONSOLIDATED)      (TRUCTECH)
                                                              1999              1998
                                                           ----------        ----------
                                                                             (Restated)
ASSETS

CURRENT
  Cash (Note 2)                                            $4,387,983        $    2,458
  Inventory                                                     2,246             2,633
  Prepaid Expense                                              11,589            10,319
                                                           ----------        ----------
    Total Current Assets                                    4,401,818            15,410

PROPERTY AND EQUIPMENT (Note 5)                             2,023,386           369,421

OTHER
  Accounts Receivable - TopTrac, S.A. de C.V. (Note 4)         90,189           100,189
  Unutilized Pre-production Plant (Note 5)                         --           226,114
  Deposits                                                      6,815                --
                                                           ----------        ----------
                                                               97,004           326,303
                                                           ----------        ----------

                                                           $6,522,208        $  711,134
                                                           ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT
  Notes Payable (Note 6)                                   $  119,390        $   35,999
  Accounts Payable (Note 6)                                   542,224            77,635
  Accrued Liabilities                                          41,130
  Accrued Management Fees and Salaries (Notes 11 and 12)      647,214           156,753
  Current portion of long-term liabilities                    157,673           395,246
                                                           ----------        ----------
    Total Current Liabilities                               1,507,631           665,633

LONG-TERM LIABILITIES (Note 7)                                102,397           126,471

CONVERTIBLE DEBENTURES (Note 8)                             1,050,000                --

OTHER LIABILITIES
  Advances from NuPro Innovations, Inc.
    prior to reverse acquisition                                   --           574,856

COMMITMENTS AND CONTINGENCIES (Note 11)                            --                --

SHAREHOLDERS' EQUITY (DEFICIENCY) (Note 8)                  3,862,180          (655,826)
                                                           ----------        ----------

                                                           $6,522,208        $  711,134
                                                           ==========        ==========

   The accompanying notes are an integral part of these financial statements.

NUPRO INNOVATIONS INC. (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF LOSS AND DEFICIT
PERIODS ENDED NOVEMBER 30,1999 AND 1998
--------------------------------------------------------------------------------

                                                                                       DEFICIT
                                                                                     ACCUMULATED
                                                                                      DURING THE
                                                    (CONSOLIDATED)    (TRUCTECH)     DEVELOPMENT
                                                        1999             1998           STAGE
                                                     ------------    ------------    ------------
                                                                      (RESTATED)

Revenue - Interest earned                            $    114,891    $         --    $    114,891
                                                     ------------    ------------    ------------
Costs and expenses:
  Development, pre-production, and administration         679,980           4,521       2,074,486
  Stock issued for "sweat equity"                              --       3,252,600       3,252,600
  Loss on impairment and disposition of properties             --          71,841         321,794
  Financial, primarily interest                            65,619          57,811         673,592
  Depreciation and amortization                            19,809           8,225         122,177
                                                     ------------    ------------    ------------
                                                          765,408       3,394,998       6,444,649
                                                     ------------    ------------    ------------

  Loss before income tax benefits                        (650,517)     (3,394,998)     (6,329,758)

  Income tax benefits                                          --              --              --
                                                     ------------    ------------    ------------
  Net loss                                           $   (650,517)   $ (3,394,998)   $ (6,329,758)
                                                     ============    ============    ============
  Net loss per common share (basic and diluted)      $      (0.06)   $      (0.33)
                                                     ============    ============
  Weighted average shares outstanding (Note 13)        11,336,670      10,142,218
                                                     ============    ============

   The accompanying notes are an integral part of these financial statements.

NUPRO INNOVATIONS INC. (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                            SHARES (NOTE 8)           CAPITAL AMOUNT
                                        ---------------------     ---------------------     ADDITIONAL
                                                     CLASS B                   CLASS B       PAID IN
                                        COMMON      PREFERRED     COMMON      PREFERRED      CAPITAL
                                        ------      ---------     ------      ---------      -------
CAPITAL ISSUED DURING
DEVELOPMENT STAGE:

Issued for cash                            6,626                    $1,100                     $98,900
Issued to TracTop US, Inc.                 6,024                     1,000                      69,000
                                      ----------    ----------    --------   ------------  -----------
AS OF DEC. 31, 1989 AND 1990              12,650            --       2,100             --      167,900
Return of capital                             --                                              (12,000)
Issued for cash                            4,138                       687                     104,313
                                      ----------    ----------    --------   ------------  -----------
AS OF DECEMBER 31, 1991                   16,788            --       2,787             --      260,213
Return of capital                             --                                               (8,000)
Retirement of shares                     (4,361)                     (724)                         724
Issued for note to shareholder             8,873                     1,473                     (1,473)
                                      ----------    ----------    --------   ------------  -----------
AS OF DECEMBER 31, 1992                   21,300            --       3,536             --      251,464
Retirement of TracTop US shares          (6,024)                   (1,000)                    (59,000)
Shares issued for acquisition of net
 Assets of TracTop International          16,595                     2,755                      65,430
Issued for cash                            3,614                       600                      78,521
                                      ----------    ----------    --------   ------------  -----------
AS OF DECEMBER 31, 1993                   35,485            --       5,891             --      336,415
Issued for cash                            2,608                       433                      96,992
Issued for conversion of
 Shareholder loans                           536       838,512          89        838,501       19,936
Issued for interest                                    290,061                    290,058
Issued for SBA loan guarantee                           40,000                     40,000
Contributed capital, land
                                      ----------    ----------    --------   ------------  -----------
AS OF DECEMBER 31, 1994                   38,629     1,168,573       6,413      1,168,559      453,343
Issued for cash                            1,446                       240                      59,760
                                      ----------    ----------    --------   ------------  -----------
AS OF DEC. 31, 1995 AND 1996              40,075     1,168,573       6,653      1,168,559      513,103

ACCUMULATED DEFICIT
                                      ----------    ----------    --------   ------------  -----------
BALANCE, DECEMBER 31, 1997                40,075     1,168,573       6,653      1,168,559      513,103

Issued as stock dividend to
 Recapitalize the Company:
 On common shares                        478,917                    79,508                    (79,508)
 On class B preferred                         --       743,602                    455,436    (455,436)
Issued for investor "sweat equity"     4,902,166                   813,839                   2,438,761
Net loss as previously stated                 --            --          --             --           --
  Loss on asset impairment

Net loss as restated
                                      ----------    ----------    --------   ------------  -----------
BALANCE, NOVEMBER 30 1998              5,421,158     1,912,175     900,000      1,623,995    2,416,920

Capital conversion on reverse
 acquisition of NuPro net assets       1,912,175   (1,912,175)   (892,667)    (1,623,995)    2,599,162
                                      ----------    ----------    --------   ------------  -----------
BALANCES AS RESTATED                   7,333,333             -       7,333             --    5,016,082

Stock issued to acquire NuPro          2,808,885                     2,809                     192,678
Stock issued under Regulation-S        2,475,000                     2,475                   4,947,525
Costs of raising capital                                                                      (53,698)
Escrowed shares issued in
  Conversion of debt (Note 8)                                                                   76,734
Net loss for the period
                                      ----------    ----------    --------   ------------  -----------
BALANCE, NOVEMBER 30 1999             12,617,218            --    $ 12,617   $         --  $10,179,321
                                      ==========    ==========    ========   ============  ===========

                                                   ACCUMULATED
                                       DONATED    DEVELOPMENT
                                       CAPITAL     STAGE LOSS       TOTAL
CAPITAL ISSUED DURING                  -------     ----------       -----
DEVELOPMENT STAGE:

Issued for cash                                                    $100,000
Issued to TracTop US, Inc.                                           70,000
                                      ---------                 -----------
AS OF DEC. 31, 1989 AND 1990                 --                     170,000
Return of capital                                                  (12,000)
Issued for cash                                                     105,000
                                      ---------                 -----------
AS OF DECEMBER 31, 1991                      --                     263,000
Return of capital                                                   (8,000)
Retirement of shares                                                      -
Issued for note to shareholder                                            -
                                      ---------                 -----------
AS OF DECEMBER 31, 1992                      --                     255,000
Retirement of TracTop US shares                                    (60,000)
Shares issued for acquisition of net
 Assets of TracTop International                                     68,185
Issued for cash                                                      79,121
                                      ---------                 -----------
AS OF DECEMBER 31, 1993                      --                     342,306
Issued for cash                                                      97,425
Issued for conversion of
 Shareholder loans                                                  858,526
Issued for interest                                                 290,058
Issued for SBA loan guarantee                                        40,000
Contributed capital, land                82,500                      82,500
                                      ---------                 -----------
AS OF DECEMBER 31, 1994                  82,500                   1,710,815
Issued for cash                                                      60,000
                                      ---------                 -----------
AS OF DEC. 31, 1995 AND 1996             82,500                   1,770,815

ACCUMULATED DEFICIT                               $(2,284,243)  (2,284,243)
                                      ---------   -----------   -----------
BALANCE, DECEMBER 31, 1997               82,500    (2,284,243)    (513,428)

Issued as stock dividend to
 Recapitalize the Company:
 On common shares                                                        --
 On class B preferred                                                    --
Issued for investor "sweat equity"                                3,252,600
Net loss as previously stated                --    (3,323,157)
  Loss on asset impairment                            (71,841)
                                                  -----------
Net loss as restated                               (3,394,998)   (3,394,998)
                                      ---------   -----------   -----------
BALANCE, NOVEMBER 30 1998                82,500    (5,679,241)     (655,826)

Capital conversion on reverse
 acquisition of NuPro net assets       (82,500)                          --
                                      ---------   -----------   -----------
BALANCES AS RESTATED                         --    (5,679,241)    (655,826)

Stock issued to acquire NuPro                                       195,487
Stock issued under Regulation-S                                   4,950,000
Costs of raising capital                                           (53,698)
Escrowed shares issued in
  Conversion of debt (Note 8)                                        76,734
Net loss for the period                              (650,517)    (650,517)
                                      ---------   -----------   -----------
BALANCE, NOVEMBER 30 1999             $      --   $(6,329,758)  $ 3,862,180
                                      =========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

NUPRO INNOVATIONS INC. (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOW
PERIODS ENDED NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                         ACCUMULATED
                                                                                         DURING THE
                                                      (CONSOLIDATED)    (TRUCTECH)       DEVELOPMENT
                                                           1999            1998            STAGE
                                                        -----------     -----------     -----------
                                                                         (Restated)
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
 Net loss for the period                                $  (650,517)    $(3,394,998)    $(6,329,758)
 Adjustments to reconcile net loss to net cash
  Depreciation                                               19,809           8,225         122,177
  Loss on disposal of obsolete equipment                         --              --         130,141
  Stock issued for "sweat equity"                                --       3,252,600       3,252,600
  Impairment Loss on unutilized pre-production plant             --          71,841          71,841
  Interest and fees paid with TrucTech stock                     --              --         330,058
  Accounts receivable                                        13,902          12,680         (86,287)
  Inventories                                                   387              --          (2,246)
  Prepaid expense                                             1,303            (364)         (9,016)
  Accounts payable and accrued liabilities                  520,167         (68,142)        597,802
  Payables and accruals paid with NuPro stock                    --         100,000         370,348
  Accrued management fees and salaries                      219,961          55,000         376,714
                                                        -----------     -----------     -----------
                                                            125,012          36,842      (1,175,626)
                                                        -----------     -----------     -----------
INVESTING ACTIVITIES
 Purchase of capital assets                              (1,622,078)         (1,091)     (2,439,463)
 Deposits                                                    (6,815)             --          (6,815)
                                                        -----------     -----------     -----------
                                                         (1,628,893)         (1,091)     (2,446,278)
                                                        -----------     -----------     -----------
FINANCING ACTIVITIES
 Notes payable                                               38,150          (1,079)        119,390
 Increase in (repayment of) long-term liabilities            (9,429)       (143,239)        347,201
 Repayment of advances from NuPro                                --          67,038         204,508
 Advances from (repayments to) shareholders                 (85,617)         41,122          34,229
 Increase in convertible debentures                       1,050,000              --       1,050,000
 Common stock subscribed and paid                         4,896,302              --       6,254,559
                                                        -----------     -----------     -----------
                                                          5,889,406         (36,158)      8,009,887
                                                        -----------     -----------     -----------

INCREASE (DECREASE) IN CASH FOR THE PERIOD                4,385,525            (407)      4,387,983

CASH, BEGINNING OF PERIOD                                     2,458           2,865              --
                                                        -----------     -----------     -----------

CASH, END OF PERIOD                                     $ 4,387,983     $     2,458     $ 4,387,983
                                                        ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

NUPRO INNOVATIONS INC.  (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

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

   As discussed in Note 3, NuPro entered into an agreement to acquire all the net assets of TrucTech as of December 1, 1998 in exchange for shares of NuPro common stock. However, for accounting purposes, since the TrucTech shareholders received voting control of NuPro (the legal acquirer) in the transaction, the acquisition is treated as the acquisition of NuPro by TrucTech with TrucTech as the accounting acquirer (reverse acquisition). Accordingly, the pre-combination financial statements are the historic financial statements of TrucTech. All historical equity disclosures of the accounting acquirer have been retroactively adjusted for the pro-rata effect of the NuPro shares issued to its shareholders (7,333,333) in conjunction with the reverse acquisition.

   The financial statements of NuPro are for the fiscal years ended November 30, 1999. The financial statements of TrucTech are for the eleven months ended November 30, 1998. The 1998 financial statements of TrucTech have been restated to give effect to the adjustment further discussed in Note 5.

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

   (a) Nature of Business

       TrucTech, incorporated on May 31, 1989 in the State of Georgia, U.S.A., has been in a development stage since its formation and is in the process of dissolution. NuPro was incorporated as TracTop Distributing Inc. in Canada on November 27, 1996, and has been in the development stage since its formation. As of August 7, 1997, the Company was redomesticated and continued in the State of Delaware, U.S.A. and changed its name NuPro Innovations Inc.

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

NUPRO INNOVATIONS INC.  (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

   (c) Property and Equipment

       Property  and  equipment  are  recorded  at  cost  less   impairment  and
       accumulated   depreciation.    Depreciation   is   recorded   using   the
       straight-line or units-of-production methods at the following rates:

           Building                                          3%
           Plant Equipment                                  10%
           Production Tooling                      $10 per unit
           Automotive Equipment                             20%
           Office Equipment                          10 and 20%

       Management periodically assesses its ability to recover the cost of its long-lived assets in accordance with the provisions of SFAS 121. Costs deemed not recoverable are charged to operations and the asset cost reduced by the estimated impairment.

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

3. ACQUISITION OF TRUCTECH, INC.

   By agreement dated December 5, 1996, as amended, NuPro (fka TrucTech) had an option to acquire the net assets of TrucTech, including technology rights, by exchanging NuPro stock for all of the net assets and liabilities of TrucTech. Effective December 1, 1998, NuPro entered into an agreement to acquire all the net assets of TrucTech in exchange for 7,333,333 shares of NuPro's common stock. However, for accounting purposes, since the TrucTech shareholders received voting control of NuPro (the legal acquirer) in the transaction, the acquisition is treated as the acquisition of NuPro by TrucTech with TrucTech as the accounting acquirer (reverse acquisition). Accordingly, TrucTech's assets and liabilities are recorded in the financial statements at their historical cost. NuPro's assets, liabilities, and operations are recorded in

NUPRO INNOVATIONS INC.  (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

   the financial statements from the date of the reverse acquisition. NuPro's outstanding shares, as of the date of the reverse acquisition, are reflected as shares issued by TrucTech to acquire NuPro. The shares are recorded at the net book value of NuPro since, before the reverse acquisition, NuPro had minimal operations and its primary asset was an advance to TrucTech.
   Both the stockholders and directors of TrucTech have acknowledged that the technology to the plastic that is a major component of the TracTop product is an unpatented technology that is owned by Krida Overseas Investments Trading Limited ("Krida"), controlled by Luba Veselinovic, spouse of the TrucTech president, Elke Veselinovic.

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

   In June 1999 the oral technology license agreement referred to in Note 3 to the audited financial statements for the year ended November 30, 1998 was documented in a written agreement between Krida and NuPro. The agreement grants NuPro an exclusive worldwide license to the NuPro technology owned by Krida through December 31, 2002. The license fee is 1.5% of the gross revenues up to $5,000,000 and 2% thereafter resulting from the NuPro technology and products sold by NuPro. The exclusivity after December 31, 2002 is dependent on the continuing involvement of Luba Veselinovic or achievement of at least 50% of the forecasted sales in the business plan and annual sales increase of at least 10%.

4. ACCOUNTS RECEIVABLE - TOPTRAC, S.A. DE C.V.

   This amount represents unsecured advances to TopTrac, S.A. de C.V. ("TopTrac"), a Mexican manufacturing company, owned by a director of NuPro, which manufactures the TracTop product for direct sales in Mexico and for sales to NuPro. The amount is comprised as follows:

                                                      (CONSOLIDATED)  (TRUCTECH)
                                                           1999          1998
                                                         --------      --------
      1997 sale of inventory of TracTop Components       $ 78,051      $  8,051
      Miscellaneous charges paid on behalf of TopTrac      12,138        12,138
      Cash advance                                             --        10,000
                                                         --------      --------
                                                         $ 90,189      $100,189
                                                         ========      ========

     The balance is to be repaid, without interest, at the rate of $100 per TracTop unit sold. Management anticipates the recovery of this asset by the end of 2002 (once production has been resumed in fiscal 2001).

NUPRO INNOVATIONS INC.  (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

5. PROPERTY AND EQUIPMENT

                                                (CONSOLIDATED)     (TRUCTECH)
                                                    1999              1998
                                                 ----------        ----------
      Land                                       $  252,822        $       --
      Construction in Progress (Note 11)          1,339,970                --
      Plant Equipment                               140,427           140,228
      Production Tooling                            258,412           258,412
      Automotive Equipment                          105,006            31,581
      Office Equipment                               29,398            22,040
                                                 ----------        ----------
                                                  2,126,035           452,261
      Less: Accumulated Depreciation                102,649            82,840
                                                 ----------        ----------
      NET BOOK VALUE                             $2,023,386        $  369,421
                                                 ==========        ==========

   All of the TrucTech plant equipment is located at the TopTrac, S.A. de C.V. plant in Guaymas, Mexico. NuPro (fka TrucTech) has entered into a lease for contiguous space. Under terms of the lease, equipment and inventory is subject to possession and sale by the landlord to satisfy lease delinquencies, if any.

                                                    (CONSOLIDATED)   (TRUCTECH)
                                                         1999           1998
                                                       -------       ---------
      INVESTMENT IN UNUTILIZED PRE-PRODUCTION PLANT
      Land                                             $    --       $  82,500

      Building                                              --         225,795
      Less Accumulated Depreciation                         --         (10,340)

      Less Impairment Reserve                               --         (71,841)
                                                       -------       ---------
      Net book value                                   $    --       $ 226,114
                                                       =======       =========

   In January 1999, the Company sold the land and building which has a book value of $297,995 for net proceeds after adjustments and selling expenses of $225,254. The mortgage payable thereon was discharged by the proceeds. A loss of $71,841 was realized on the transaction. The fiscal 1998 financial statements have been restated to recognize the asset impairment as of November 30, 1998, which increased the 1998 TrucTech net loss per share by approximately $(.01).

6. NOTES PAYABLE

   Included in NuPro (fka TrucTech) bank indebtedness is a bank line of credit in the amount of $31,185 (Cdn $45,000) with an outstanding balance at November 30, 1999 of $20,969 (Cdn $30,265). The bank line of credit is due on demand and bears interest at prime plus 4% and is secured by a general security agreement over all assets of the Company and the guarantee of a former director. TrucTech also has a bank note outstanding in the amount of $31,866, due January 22, 2000 including 10% interest. Also included in notes payable are loans from affiliates totaling $66,555 further discussed in Note
   12. Prime at November 30, 1999 was 8.25%.

   On June 1, 1999 NuPro (fka TrucTech) opened a line of credit with Bank One in the amount of $100,000. The line was secured by a certificate of deposit in an equal amount. Interest is payable monthly and accrues at prime, which at November 30, 1999 was 8.25%. The maximum amount was borrowed on the line and repaid during the year. The line will be reviewed for renewal annually.

NUPRO INNOVATIONS INC.  (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

   ACCOUNTS PAYABLE

   Included in accounts payable at November 30, 1999 are $125,519 trade accounts payable and $416,705 construction accounts payable. Included in construction accounts payable are $26,955 due to DIEZ (E. Zaragoza affiliate) for the balance of the Guaymas land and $196,883 to Inversiones de Guaymas for construction, further discussed in Notes 11 and 12.

7. LONG-TERM LIABILITIES

                                                                    (CONSOLIDATED)    (TRUCTECH)
                                                                         1999            1998
                                                                       --------        --------
   Mortgage Payable
   Montgomery County Bank - 9% payable in monthly  installments of $2,575,  including principal and interest,  due May 1999,
   secured by Company real estate.                                      $    --        $230,699

   Notes Payable
   Montgomery County Bank - prime plus 2.5%, payable in monthly installments  of $4,224,  including  principal and interest, due February 2002.  Secured by a general security  agreement
   over  all  assets,   and  insured  by  the  Small   Business
   Administration.                                                      120,196         149,355

   Chrysler Corporation
   12.5%,  payable in monthly  installments of $630,  including principal and interest,  due July 2000. Secured by a vehicle
   and the guarantee of a director.                                       6,498          12,764

   Other Contracts Payable
   1999  amount  is  a   capitalized   lease   payable  to  the
   Veselinovic  Children's  Trust for lease of a 1999 Suburban,
   60 monthly payments of $739,  including  imputed interest at
   8.5%                                                                  35,049           9,053

   Related Party Loans
   Loans from various  shareholders of the Companies,  interest at 10 - 12%, with no specific terms of repayment or maturity
   dates. Unsecured.                                                     98,327         119,846
                                                                       --------        --------
                                                                        260,070         521,717
                                                                       --------        --------
   Less: Current portion of principal                                   157,673         395,246
                                                                       --------        --------
                                                                       $102,397        $126,471
                                                                       ========        ========

   Future minimum principal payments due for the years ended November 30 are as follows:

       2000                                                $157,673
       2001                                                  51,032
       2002                                                  51,365
                                                           --------
                                                           $260,070
                                                           ========

NUPRO INNOVATIONS INC.  (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

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

   (b) Issued

       12,617,217 shares of common stock.

       In July, 1999 750,000 escrow shares were returned to treasury and redistributed to certain shareholders in accordance with the plan previously authorized by the board of directors. 460,887 shares were distributed to approximately 60 shareholders to equalize the initial issue price paid and 289,113 were distributed to 7 shareholders to settle various NuPro (fka TrucTech) commitments.

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

   The debentures have not yet been distributed in anticipation of further conversions to common stock. Interest has not been accrued on the subscribed and paid but undistributed certificates. Management sold the debentures with the intent that interest would not begin accruing until one year after their issue date. The undistributed debentures, which prescribed interest payment beginning approximately one year after the issue date of July 7, 1999, have been revised for an accrual date of January 1, 2000. Accrual of interest through November 30, 1999 would approximate $50,000 which would have been capitalized as construction period interest. The debenture subscribers have subsequently agreed to set the interest accrual date as January 1, 2000.

NUPRO INNOVATIONS INC.  (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

9.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    No income taxes were paid and interest paid approximates the amounts disclosed as expense.

10. INCOME TAXES

    TrucTech potentially has losses for income tax purposes available to reduce taxable income of approximately $2,074,000. The potential benefit ($830,000) of these losses has not been reflected in the financial statements since it is more likely than not that the losses will not be utilized. The benefit of these losses may only be applied to future income from the TracTop product. These losses will begin expiring as of December 31, 2004. Additionally, the limitations on these losses resulting from the business combination has not been determined but could be substantial. Accordingly, the valuation allowance equals the deferred tax asset. The deductibility and carryover benefit of the amount paid to TrucTech shareholders through issuance of TrucTech stock as "recognition of sweat equity" has not been determined and is excluded from the above.

    NuPro (fka TrucTech) potentially has losses for income tax purposes available to reduce future taxable income of approximately $1,637,000. The potential benefit ($655,000) of these losses has not been reflected in the financial statements since it is more likely than not that the losses will not be utilized. These losses will begin expiring as of November 30, 2012. Additionally, the limitations on these losses resulting from the business combination has not been determined but could be substantial. Accordingly, the valuation allowance equals the deferred tax asset.

11. COMMITMENTS AND CONTINGENCIES

    NuPro (fka TrucTech) has lease commitments outstanding as follows:

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
                                                     -------
                                                     $43,369
                                                     =======

    See the above discussion regarding lessor's contingent rights to inventory and equipment of NuPro (fka TrucTech).

    On February 15, 1998, TrucTech and NuPro (fka TrucTech) entered into an agreement with Tooling Technology, canceling their option to acquire 3% of the issued and outstanding TrucTech shares and settling in full the approximate $100,000 liability for production tooling in exchange for 100,000 shares of NuPro stock and warrants to acquire an additional 100,000 shares at $1.25 per share. Those warrants expired on June 30, 1998 without exercise.

NUPRO INNOVATIONS INC.  (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

    CONTINGENCIES

    SHARES ISSUED FOR "SWEAT EQUITY"

    TrucTech issued common shares at their fair value to certain stockholders, officers and directors in recognition of their services and other valuable contribution to TrucTech ("sweat equity"). The shares issued were based in part on the value of services performed by these individuals during the development stage of TrucTech and other pro-rata amounts. Services performed included, but were not limited to, capital acquisition, product and systems design and testing, marketing, legal, accounting and administration. It has not been determined for tax purposes if these shares will be considered capital distributions or compensation to the recipients. The tax consequences of this determination to the recipients could be substantial. The tax consequences to TrucTech have not been determined, but are believed to be immaterial. See further comments in Note 10.

    YEAR 2000 COMPLIANCE

    The year 2000 issue relates to misstatements that may result in computer systems that use only two digits to record a year. The misstatements, which may occur before, on, or after January 1, 2000, result when dates are used in computations and comparisons. Company management believes it is compliant with the SEC's requirement to evaluate and disclose the cost of compliance. NuPro (fka TrucTech) utilizes only popular retail software which asserts that it is Y2K compliant. Additionally, management believes it is not currently dependent on vendors or suppliers whose systems, if not compliant would cause any material financial misstatements to NuPro (fka TrucTech).

    MANAGEMENT TRANSITION

    In May 1999, Luba Veselinovic entered into an agreement (on behalf of Krida and the Veselinovic Children's Trust) with Gary Fitchett, personally and on behalf of the Fitchett Family Trust, Pinecrest Consultants, Inc. and Management Synergistics to purchase 1,000,000 shares of Fitchett's NuPro (fka TrucTech) shares for the aggregate price of $500,000. $250,000 of the purchase price is payable on closing. Closing has not yet occurred because certain conditions precedent to closing have not yet been satisfied. The remaining $250,000 balance is payable by a note co-signed by Luba Veselinovic and NuPro Innovation Inc. and is payable according to the following schedule:

                                      MONTHLY      ANNUAL
                                      -------      ------
                 Year one             $ 2,500     $ 30,000
                 Year two               5,000       60,000
                 Year three             7,500       90,000
                 Year four             10,000       70,000
                                                  --------
                                                  $250,000
                                                  ========

NUPRO INNOVATIONS INC.  (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------


    The written agreement specifies a partial return of shares to Mr. Fitchett if the note is not paid by August 31, 2004.

    While NuPro (fka TrucTech) is not the principal signer of the note, it is expected that the cash flows will come from NuPro (fka TrucTech) as payment of compensation or accrued management fees to Luba Veselinovic or one of his affiliated entities. Existing accrued management fees due to Fitchett of approximately $175,000 will be paid upon the earlier of (1) completion of a public offering of NuPro (fka TrucTech) shares or (2) annual profits earned in excess of required annual capital expenditures and dividends. $175,000 of the management fees due to Luba Veselinovic are also "frozen" and payable under the above mentioned terms. Management fees in excess of $175,000 accruing to Luba Veselinovic or his affiliates are payable out of available funds. The "frozen" fees may otherwise be paid to make the note payments or personal obligations of Veselinovic to Fitchett. An additional 200,000 shares were provided by Fitchett to Veselinovic to use for special consideration at no charge. Certain issues related to the written agreement are being clarified by the parties. Management believes these issues will be resolved in a manner that is not materially adverse to the Company.

    CONSTRUCTION IN PROGRESS

    NuPro (fka TrucTech) and its Mexican Subsidiary are both involved with construction projects as of November 30, 1999. NuPro (fka TrucTech) is constructing an office, research and storage facility in Tucson of approximately 13,400 square feet for a total estimated cost of $1,300,000. The company is acting as its own general contractor and is engaging various subcontractors to construct the project. Payables to these contractors, included in accounts payable, total approximately $193,000 as of November 30, 1999. As of November 30, management estimates that the project is 37% complete, having incurred costs to date of approximately $445,000 and estimate that $855,000 of additional costs will be incurred through the completion of the project NuPro Innovation Mexico S.A. de C.V. is constructing two production facilities in Guaymas, Sonora, Mexico, totaling approximately 32,000 square feet for a total estimated cost of $1,300,000. An affiliate of NuPro (fka TrucTech) director, Ernesto Zaragoza, is acting as the general contractor and is engaging various subcontractors to construct the project. Payables to these contractors, included in accounts payable, total approximately $223,838 as of November 30, 1999. As of November 30, management estimates that the project is 75% complete, having incurred costs to date of approximately $895,000 and further estimate that approximately $341,000 of additional costs will be incurred through the completion of the project.

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

NUPRO INNOVATIONS INC.  (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

    NUPRO (FKA TRUCTECH)

    CONSOLIDATED

    During 1999 rent was paid to a director for factory space and demo line in Guaymas, Mexico, of $40,757.

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

    During 1999, NuPro Mexico advanced funds totaling $768,000, to Inversiones de Guaymas, and other affiliates of Ernesto Zaragoza who is a director of NuPro (fka TrucTech), for progress payments for facility construction. See
    Note 11.

    TRUCTECH

    During 1998 an unsecured loan bearing interest at 10% was made to the Company by a director. The balance outstanding at November 30, 1998 was $119,846.

    As discussed on Note 11, on July 27, 1998, the TrucTech shareholders approved the issuance of 967,706 shares (6,124,685 pro-rata NuPro shares) as stock dividends and recognition of "sweat equity" which resulted in approximately 457,000 shares (approximately 2,892,000 pro-rata NuPro shares) being issued to related parties (primarily the Veselinovics and their affiliates).

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

14. SECONDMENT AGREEMENT

    NuPro (fka TrucTech) entered into a "secondment" agreement effective December 1, 1998 with Krida Overseas Investments Trading Limited, a Cyprus entity affiliated with Luba Veselinovic, whereby Luba is employed by Krida to provide services to NuPro (fka TrucTech) at the rate of $12,500 per month. The initial term of the agreement is five years but may be extended for additional five-year periods. The agreement may not be terminated during the initial term.

                             NUPRO INNOVATIONS INC.

          THE SEPARATE STATEMENTS FOR THE YEAR ENDED NOVEMBER 30, 1998


Independent Auditor's Report............................................. F-17

Audited Financial Statements for the year ended November 30, 1998:

   Balance Sheet......................................................... F-18

   Statements of Loss and Deficit........................................ F-19

   Statements of Shareholders' Equity.................................... F-20

   Statements of Cash Flows.............................................. F-21

   Notes to Financial Statements......................................... F-22

                            S.E.CLARK & COMPANY, P.C.

            Member: S.E.C. Practice Section of the American Institute
                         of Certified Public Accountants


                         Report of Independent Auditors

Shareholders and
Board of Directors
NuPro Innovations Inc.
Tucson, Arizona

We have audited the balance sheet of NuPro Innovations Inc. (a development stage company) as of November 30, 1998 and the related statements (as restated) of shareholders' equity, loss and deficit, and cash flows from inception and for the periods then ended. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of NuPro
Innovations Inc. as of November 30, 1998 and the restated results of its operations and cash flows from inception and for the periods then ended in conformity with generally accepted accounting principles.

/s/ S.E.CLARK & COMPANY, P.C.

Tucson, Arizona
January 14, 2000

          Member: National Association of Certified Valuation Analysts
--------------------------------------------------------------------------------
  744 N. Country Club Road, Tucson, AZ 85716 (520) 323-7774 Fax (520) 323-8174
                      seclarkcpa@aol.com www.seclarkco.com

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET
AT NOVEMBER 30, 1998
--------------------------------------------------------------------------------

ASSETS

CURRENT
  Accounts Receivable                                                   $  3,902
  Prepaid                                                                  2,573
                                                                        --------
      Total Current Assets                                                 6,475

PROPERTY AND EQUIPMENT                                                    51,696

OTHER

 Advances to TrucTech, Inc.                                              574,856
                                                                        --------
                                                                         574,856
                                                                        --------

                                                                        $633,027
                                                                        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
  Notes Payable                                                         $ 29,335
  Accounts Payable and Accrued Liabilities                                73,607
  Accrued Management Fees and Salaries                                   270,500
  Current Portion of Long-term Liabilities                                64,098
                                                                        --------
      Total Current Liabilities                                          437,540


SHAREHOLDERS' EQUITY                                                     195,487
                                                                        --------

                                                                        $633,027
                                                                        ========

   The accompanying notes are an integral part of these financial statements.

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF LOSS AND DEFICIT
PERIODS ENDED NOVEMBER 30, 1998
--------------------------------------------------------------------------------

                                                                     ACCUMULATED
                                                      YEAR ENDED     DURING THE
                                                      NOVEMBER 30,   DEVELOPMENT
                                                         1998           STAGE
                                                      ----------      ---------
                                                      (Restated)

Revenues                                              $       --      $      --
                                                      ----------      ---------
Costs and expenses:
  Development, Pre-production and Administration         644,958        957,066
  Financial, primarily interest                           11,235         18,043
  Depreciation and amortization                           13,453         16,587
                                                      ----------      ---------
      Total expenses                                     669,646        991,696
                                                      ----------      ---------
Net loss                                              $ (669,646)     $(991,696)
                                                      ==========      =========

Net loss per common share (basic and diluted)         $    (0.26)
                                                      ==========

Weighted average shares outstanding (Note 13)          2,562,051
                                                      ==========

   The accompanying notes are an integral part of these financial statements.

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF SHAREHOLDERS' EQUITY
YEAR ENDED NOVEMBER 30, 1998
--------------------------------------------------------------------------------

                                                                               DEFICIT
                                                                             ACCUMULATED
                                                                ADDITIONAL      DURING
                                      COMMON    SHARE CAPITAL    PAID IN     DEVELOPMENT
                                      SHARES       AMOUNT        CAPITAL        STAGE          TOTAL
                                      ------       ------        -------        -----          -----
ISSUED DURING FISCAL 1996
Issued for cash (Note 8)              750,002    $   5,571     $       --                  $     5,571
ISSUED DURING FISCAL 1997
Issued for cash (Note 8)              542,672      200,975             --                      200,975
Issued for services                    75,660       27,268             --                       27,268
Issued for settlement of debts
   of TrucTech, Inc.                  535,806      270,348             --                      270,348
                                    ---------    ---------     ----------                  -----------
ISSUED PRIOR TO REDOMESTICATION
AUGUST 7, 1997 (NOTE 2(A))          1,904,140      504,162             --                      504,162
Adjustment to par value                    --     (502,258)       502,258                           --
Issued for cash (Note 8)              200,933          201        119,664                      119,865
Issued for services                    38,273           38         22,652                       22,690
                                                 ---------     ----------                  -----------
ISSUED TO NOVEMBER 30, 1997         2,143,346        2,143        644,574                      646,717
DEVELOPMENT STAGE LOSS
 AS PREVIOUSLY REPORTED                    --           --             --    $(177,399)       (177,399)
 Adjustment to restate expenses
  associated with TrucTech, Inc.           --           --             --     (144,651)       (144,651)
                                    ---------    ---------     ----------    ---------     -----------
BALANCES, AS RESTATED               2,143,346        2,143        644,574     (322,050)        324,667
Issued for cash (Note 8)              545,389          546        419,770           --         420,316
Issued for services                     5,150            5          5,145           --           5,150
Issued for settlement of debts
 of TrucTech, Inc.                    100,000          100         99,900           --         100,000
Issued for short-term rent             15,000           15         14,985           --          15,000
Net loss as
 previously reported                       --           --             --     (814,297)             --
Adjustment to restate expenses
 associated with TrucTech, Inc.            --           --             --      144,651              --
                                                                             ---------
Net loss, as restated                      --           --             --     (669,646)     (4,064,644)
                                    ---------    ---------     ----------    ---------     -----------
BALANCE, NOVEMBER 30, 1998          2,808,885    $   2,809     $1,184,374    $(991,696)    $   195,487
                                    =========    =========     ==========    =========     ===========

   The accompanying notes are an integral part of these financial statements.

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOW
PERIODS ENDED NOVEMBER 30, 1998
--------------------------------------------------------------------------------

                                                                                      ACCUMULATED
                                                                   YEAR ENDED          DURING THE
                                                                   NOVEMBER 30,       DEVELOPMENT
                                                                      1998               STAGE
                                                                    ---------          ---------
                                                                                      (Restated)
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
 Net loss for the period                                            $(669,646)         $(991,696)
 Adjustments to reconcile net loss to net cash
  Depreciation                                                         13,453             16,587
  Rent and Services paid for by issuance of shares (Note 9)            20,150             70,108
  Accounts receivable                                                    (397)            (3,902)
  Prepaid                                                              (2,500)            (2,573)
  Accounts payable and accrued liabilities                             32,392             73,607
  Customer deposits                                                   (25,000)                --
  Accrued management fees                                             270,500            270,500
                                                                    ---------          ---------
                                                                     (361,048)          (567,369)
                                                                    ---------          ---------
INVESTING ACTIVITIES
 Purchase of capital assets                                            (2,129)           (68,283)
 Advances to TrucTech, Inc. (Note 9)                                  (67,038)          (204,508)
                                                                    ---------          ---------
                                                                      (69,167)          (272,791)
                                                                    ---------          ---------
FINANCING ACTIVITIES
 Notes payable                                                         (6,308)            29,335
 Issuance of shares                                                   420,316            746,727
 Advances from shareholders                                            16,136             64,098
                                                                    ---------          ---------
                                                                      430,144            840,160
                                                                    ---------          ---------

INCREASE (DECREASE) IN CASH FOR THE PERIOD                                (71)                --

CASH, BEGINNING OF PERIOD                                                  71                 --
                                                                    ---------          ---------
CASH, END OF PERIOD                                                 $      --          $      --
                                                                    =========          =========

   The accompanying notes are an integral part of these financial statements.

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1998
--------------------------------------------------------------------------------

1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

    NuPro Innovations Inc. ("NuPro") (A Development Stage Company) was formed to further develop and commercialize an innovative industrial engineering hybrid composite material technology, which it acquired through exercise of the option disclosed in Note 3.

    The financial statements of NuPro are for the fiscal year ended November 30, 1998. The 1998 financial statements of NuPro have been restated to give effect to the adjustment further discussed in Note 3.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Companies follow the generally accepted accounting principles of the United States ("U.S. GAAP").

    (a) Nature of Business

        NuPro was incorporated as TracTop Distributing Inc. in Canada on November 27, 1996, and has been in the development stage since its formation. As of August 7, 1997, the Company was redomesticated and continued in the State of Delaware, U.S.A. and changed its name NuPro Innovations Inc. A 99% owned foreign subsidiary has been incorporated as of November 12, 1998 as NuPro Innovation Mexico S.A. de C.V. At November 30, 1998, its organization was incomplete and it had no assets, liabilities, revenues or expenses.

    (b) Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    (c) Property and Equipment

        Property  and  equipment  are  recorded  at  cost  less  impairment  and
        accumulated   depreciation.   Depreciation   is   recorded   using   the
        straight-line method at the following rates:

            Production Equipment                          10%
            Automotive Equipment                          20%
            Office Equipment                       10 and 20%

        Management periodically assesses its ability to recover the cost of its long-lived assets in accordance with the provisions of SFAS 121. Costs deemed not recoverable are charged to operations and the asset cost reduced by the estimated impairment.

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1998
--------------------------------------------------------------------------------

    (d) Foreign Currency Translation

        Assets and liabilities are translated from Canadian or Mexican currency into U.S. currency by use of the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using the exchange rates in effect on the date they are included in income or using weighted-average exchange rates. Capital accounts are translated using the exchange rates in effect when the foreign entity's capital stock was acquired or issued. Gains or losses on translating the Canadian or Mexican currency into U.S. currency are reported as other comprehensive income. Foreign currency transaction gains and losses are included in net income in the period the exchange rate changes. Translation or transaction gains or losses were not material to the financial statements as of November 30, 1998.

    (e) Cash and Cash Equivalents

        The company considers highly liquid investments having a maturity of three months or less at the date of purchase to be cash equivalents.

        Cash balances are insured by the F.D.I.C. up to $100,000 per institution. Balances in excess of $100,000 per institution are at risk should the financial institution fail. Substantially all of the company's cash assets are held by one financial institution and would be subject to that risk.

3.  ACQUISITION OF NET ASSETS OF TRUCTECH, INC.

    By agreement dated December 5, 1996, as amended, NuPro received an option to acquire the net assets of TrucTech, including technology rights, by exchanging NuPro stock for all of the net assets and liabilities of TrucTech. Effective December 1,1998, NuPro entered into an agreement to acquire all the net assets of TrucTech in exchange for 7,333,333 shares of NuPro's common stock. However, for accounting purposes, since the TrucTech shareholders received voting control of NuPro (the legal acquirer) in the transaction, the acquisition is treated as the acquisition of NuPro by TrucTech with TrucTech as the accounting acquirer (reverse acquisition). Accordingly, TrucTech's assets and liabilities are recorded in the financial statements at their historical cost. NuPro's assets, liabilities, and operations are recorded in the financial statements from the date of the reverse acquisition. NuPro's outstanding shares, as of the date of the reverse acquisition, are reflected as shares issued by TrucTech to acquire NuPro. The shares are recorded at the net book value of NuPro since, before the reverse acquisition, NuPro had minimal operations and its primary asset was an advance to TrucTech.

    As a result of the option agreement to acquire the net assets of TrucTech, and the anticipated completion thereof, NuPro commenced organizational activities and prototyping and market development efforts in early 1997. However, certain related expenses, totaling $144,651, continued to be paid by TrucTech until November 30, 1997.

    In 1998 management recognized that these 1997 amounts should have been born by NuPro and were subsequently transferred to NuPro. The amount, which had been included in the 1998 expenses of NuPro is accordingly reflected as a prior period adjustment to 1997. The restatement decreased the 1998 net loss by approximately $(.01) per share.

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1998
--------------------------------------------------------------------------------

4.  ADVANCES TO TRUCTECH, INC.

    The amount represents unsecured advances during 1997 and 1998 to support the TrucTech operations in contemplation of the business combination transacted as of December 1, 1998. $370,348 of the amount represents TrucTech obligations paid by the issuance of NuPro stock valued at its fair market value as of the date of issuance. The balance represents cash advanced.

5.  PROPERTY AND EQUIPMENT

    Production Equipment                                             $31,952
    Automotive Equipment                                              14,291
    Office Equipment                                                  22,040
                                                                     -------
                                                                      68,283
    Less: Accumulated Depreciation                                    16,587
                                                                     -------

    NET BOOK VALUE                                                   $51,696
                                                                     =======

6.  NOTES PAYABLE

    Included in NuPro bank indebtedness is a bank line of credit in the amount of $31,185 (Cdn $45,000) with an outstanding balance at November 30, 1998 of $29,335 (Cdn $45,000). The bank line of credit is due on demand and bears interest at prime plus 4% and is secured by a general security agreement over all assets of the Company and the guarantee of a former director.

7.  LONG-TERM LIABILITIES

    Related Party Loans

    Loans from various  shareholders of the Companies,  interest at 10 - 12%, with no specific terms of repayment or maturity dates.  Unsecured.  (U.S. GAAP requires that such loans with
    no specific repayment terms be classified as current.)            $64,098

     Less: Current portion of principal                                64,098
                                                                      -------

     Net long-term debt                                               $    --
                                                                      =======

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1998
--------------------------------------------------------------------------------

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

    (b) Issued

        2,808,885 shares of common stock.

                                        AVERAGE         RANGE         SHARES          AMOUNT         VALUATION
                                        -------         -----         ------          ------         ---------
    ISSUED DURING FISCAL 1996:
      "Escrow" shares issued for cash*   $0.007            $0.007     750,000        $  5,569    fair market value
      Initial shares issued for cash     $1.000            $1.000           2               2    fair market value
                                                                     --------        --------
                                                                      750,002           5,571
                                                                     --------        --------
    ISSUED DURING FISCAL 1997:
       Issued for cash                   $0.366     $0.365-$0.366     535,855         195,857    fair market value
       Issued for cash                   $0.524     $0.520-$0.540     169,933          89,000    fair market value
       Issued for cash                   $0.731            $0.731       6,817           4,983    fair market value
       Issued for cash                   $1.000            $1.000      31,000          31,000    fair market value
                                                                     --------        --------
                                                                      743,605         320,840
                                                                     --------        --------

       Issued for services               $0.361     $0.360-$0.361      75,660          27,268    fair market value
       Issued to pay services and debt   $0.506     $0.505-$0.533     569,139         288,098    fair market value
       Issued for services               $1.000            $1.000       4,940           4,940    fair market value
                                                                     --------        --------
                                                                      649,739         320,306
                                                                     --------        --------
    ISSUED DURING FISCAL 1998:
       Issued for cash                   $0.533     $0.514-$0.560     215,816         114,954    fair market value
       Issued for cash                   $0.650            $0.650       9,886           6,425    fair market value
       Issued for cash                   $0.750            $0.750      83,000          62,250    fair market value
       Issued for cash                   $1.000            $1.000     236,687         236,687    fair market value
                                                                     --------        --------
                                                                      545,389         420,316
                                                                     --------        --------
      Issued to pay services,
      rent and debt                      $1.000            $1.000     120,150         120,150    fair market value
                                                                    ---------        --------
    TOTAL SHARES ISSUED                                             2,808,885
                                                                    ---------

    * See Note 14.

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1998
--------------------------------------------------------------------------------

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

    During fiscal 1998, each member of the Company's Board of Directors received options to acquire 25,000 shares of the Company's common stock at $4.00 per share as director compensation. In addition, each member of the Advisory Council received options during fiscal 1998 to acquire 15,000 shares of the Company's common stock at $4.00 per share as advisory council compensation. Since the exercise price substantially exceeds the current market price of the stock, grant-date fair value has been assigned to the options granted. No options have been exercised during fiscal 1998. Stock issued to acquire goods or services, other than employee services, is valued at grant-date fair value.

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

10. INCOME TAXES

    NuPro potentially has losses for income tax purposes available to reduce future taxable income of approximately $986,000. The potential benefit ($394,000) of these losses has not been reflected in the financial statements since it is more likely than not that the losses will not be utilized. These losses will begin expiring as of November 30, 2012. Additionally, the limitations on these losses resulting from the business combination has not been determined but could be substantial. Accordingly, the valuation allowance equals the deferred tax asset.

11. COMMITMENTS AND CONTINGENCIES

    NuPro has lease commitments outstanding as follows:

                                        MONTHLY     ANNUAL        MATURITY
                                        -------     ------        --------
        Office - Tucson, Arizona        $1,961     $25,332     March 31, 2000
        Factory - Guaymas, Mexico        1,015      12,180     October 31, 2002

    Future minimum lease payments due on leases for years ended November 30 are as follows:

           1999                      $37,512
           2000                       20,024
           2001                       12,180
           2002                       11,165
                                     -------
                                     $80,881
                                     =======

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1998
--------------------------------------------------------------------------------


    On February 15, 1998, TrucTech and NuPro entered into an agreement with Tooling Technology, canceling their option to acquire 3% of the issued and outstanding TrucTech shares and settling in full the approximate $100,000 liability for production tooling in exchange for 100,000 shares of NuPro stock and warrants to acquire an additional 100,000 shares at $1.25 per share. Those warrants expired on June 30, 1998 without exercise.

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

12. RELATED PARTY TRANSACTIONS

    During the periods, the following financial transactions were completed with shareholders, directors, managers or employees who are deemed to be related parties to the Company:

    In June 1998, options to purchase 25,000 common shares at $4.00 per share until December 31, 2002 were issued to each of five directors.

    In June 1998, options to purchase 15,000 common shares at $4.00 per share until December 31, 2000 were issued to each of six members of the advisory council.

    During 1998 rent was paid to a director for factory space in Guaymas, Mexico of $12,180.

    During 1998, management fees were accrued to two members of management for fiscal 1998 in the amount of $180,000.

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

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 1998
--------------------------------------------------------------------------------

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

13. NET LOSS PER SHARE

    Restricted shares and warrants are not included in the computation of the weighted average number of shares outstanding during the period as the effect would be antidilutive. The 1998 net loss per common share is calculated by dividing the loss by the 2,562,051 weighted average shares outstanding during the period.

14. SUBSEQUENT EVENTS

    ACQUISITION OF TRUCTECH, INC.

    By agreement dated December 5, 1996, as amended, NuPro had an option to acquire the net assets of TrucTech, including technology rights, by exchanging NuPro stock for all of the net assets and liabilities of TrucTech. However, for accounting purposes, since the TrucTech shareholders received voting control of NuPro (the legal acquirer) in the transaction, the acquisition is treated as the acquisition of NuPro by TrucTech with TrucTech as the accounting acquirer (reverse acquisition). Accordingly, TrucTech's assets and liabilities are recorded in the financial statements at their historical cost. NuPro's assets, liabilities, and operations are recorded in the financial statements from the date of the reverse acquisition. NuPro's outstanding shares, as of the date of the reverse acquisition, are reflected as shares issued by TrucTech to acquire NuPro. The shares are recorded at the net book value of NuPro since, before the reverse acquisition, NuPro had minimal operations and its primary asset was an advance to TrucTech.

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