Form 10KSB
period 2000-12-31
NUPRO INNOVATIONS INC
filed 2001-03-21
CIK 1100282

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-KSB

 Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000    Commission file number: 000-28433


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form, 10-KSB or any amendment to this Form 10-KSB.[ ]

     State issuer's revenues for its most recent fiscal year: $126,074

     The number of shares of Common Stock outstanding as of March 5, 2001 was 14,341,575. The aggregate market value of the Common Stock of the registrant held by non-affiliates as of March 5, 2001 was approximately $20,914,007 based on the average bid and asked prices for such Common Stock as reported on the OTC Bulletin Board.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement relating to its 2001 Annual Meeting of Shareholders to be held on April 20, 2001 are incorporated by reference into Part III, Items 9, 10, 11, and 12 of this report.

================================================================================

                                TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----

                                     PART I

    Preliminary Note on Forward-Looking Statements..........................   1
1.  Description of Business.................................................   1
2.  Description of Property.................................................   8
3.  Legal Proceedings.......................................................   8
4.  Submission of Matters to a Vote of Security Holders.....................   8

                                     PART II

5.  Market for Common Equity and Related Stockholder Matters................   9
6.  Plan of Operation.......................................................  11
7.  Financial Statements....................................................  17
8.  Changes in and Disagreements With Accountants on Accounting
      and Financial Disclosure..............................................  17

                                    PART III

9   Directors, Executive Officers, Promotions and Control Persons;
      Compliance With Section 16(a) of the Exchange Act.....................  17
10. Executive Compensation..................................................  17
11. Security Ownership of Certain Beneficial Owners and Management..........  17
12. Certain Relationships and Related Transactions..........................  18
13. Exhibits and Reports on Form 8-K........................................  18
    Financial Statements.................................................... F/S
    Signatures..............................................................  20

                                     PART I

     PRELIMINARY NOTE ON FORWARD-LOOKING STATEMENTS

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

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     NuPro Innovations Inc. was incorporated in the Canadian Province of Ontario on November 27, 1996, as TracTop Distributing Inc. On August 7, 1997, TracTop Distributing Inc. was domesticated in the State of Delaware in the United States of America under the name "NuPro Innovations Inc." When used in this registration statement, unless the context requires otherwise, the term "Company" or "NuPro" refers to NuPro Innovations Inc., a Delaware corporation (formerly known as TracTop Distributing Inc., an Ontario, Canada corporation), and NuPro Innovation Mexico S.A. de C.V. ("NuPro de Mexico"), which is a majority owned subsidiary of NuPro, incorporated under the laws of the United Mexican States ("Mexico"). The Company is a development stage corporation with its principal offices located at 3296 East Hemisphere Loop, Tucson, Arizona 85706-5013. The Company's telephone number is (520) 547-3510.

     Pursuant to an asset purchase agreement, effective December 1, 1998 (the "Purchase Agreement"), the Company acquired (the "TrucTech Acquisition") substantially all of the assets and liabilities of TrucTech, Inc., a Georgia corporation ("TrucTech"). Pursuant to generally accepted accounting principles in the United States of America ("U.S. GAAP"), the TrucTech Acquisition was accounted for as a "reverse acquisition" whereby NuPro was considered the acquired corporation, and TrucTech was considered the surviving corporation. The net effect of the TrucTech Acquisition was that, as of the acquisition date, NuPro acquired all of the outstanding stock of TrucTech. Under the terms of the TrucTech Acquisition, the Company acquired TrucTech's assets and assumed TrucTech's liabilities in exchange for 7,333,333 shares of the Company's common stock, par value $0.001 per share ("Common Stock"), which represented approximately 73% of the Company's outstanding Common Stock immediately following the TrucTech Acquisition. Pursuant to the TrucTech Acquisition, the Company acquired the use of and the right to commercialize a composite plastic industrial engineering material (the "NuPro Material"). Certain directors, officers, employees, and stockholders of the Company were also directors, officers, employees, and stockholders of TrucTech. The Company does not currently anticipate any additional significant corporate acquisitions or dispositions in the next 12 months.

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

     The NuPro Material, which is composed of certain chemicals that are structured to be receptive to combining with other chemical compounds to create stronger and more complete molecular structures with varying properties, is characterized by certain high performance mechanical properties that allow it to compete with steel, alloys, wood, plastic, fiberglass, and plastic foam in many product applications. The Company believes that a significant cost advantage of the NuPro Material may result from the elimination of a standard plastics manufacturing step - the interim process of compounding the raw feeds of petrochemical derivatives into raw plastics, and continuing the process by reheating, pressing, and reforming the compounds into a finished product. With the NuPro Material, the finished products are derived directly from the chemical reaction of certain raw liquid feedstocks. As a result, the Company believes that the production process for product applications with the NuPro Material is simpler and less expensive than the manufacturing process of product applications with many of the competing industrial materials.

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

BUSINESS STRATEGY

     The focus of the Company will be to provide the NuPro Material and unique platform technology and solutions for the challenges faced by manufacturers with respect to the materials used for various industrial applications. The Company believes that customers that manufacture products with the NuPro Material may realize certain competitive advantages with respect to product performance and costs of production.

     The  Company's  business  strategy  includes  (i)  identifying  large-scale manufacturing, industrial, and commercial market segments in which the substitution of the NuPro Material for existing conventional materials will provide the user with a higher quality product at a lower price, (ii) furnishing the Company's customers with turnkey manufacturing packages, including training with respect to the manufacturing process, for a particular product application of the NuPro Material, and (iii) supplying its proprietary materials, which are the chemicals necessary for creating the NuPro Material, for the manufacturing process. The Company anticipates that the proprietary materials necessary to create the NuPro Material will initially be manufactured in Mexico.

     In implementing its business strategy, the Company has identified the following areas of emphasis:

     * DEVELOP AND INTRODUCE NEW PRODUCT APPLICATIONS. The Company believes that it must continue to develop and offer manufacturers new product applications for the NuPro Material.

     * EVALUATE STRATEGIC ALLIANCE OPPORTUNITIES. The Company evaluates potential strategic alliances on an on-going basis and at any given time may be engaged in discussions with respect to possible strategic alliances. The Company may seek or create strategic alliances that could complement the Company's current or planned business activities. The Company, however, does not currently anticipate any significant strategic alliances in the next 12 months.

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

PRODUCT APPLICATIONS

     The Company is in the process of establishing customer relationships with manufacturers for the development of several product applications for the NuPro Material. Such development will include feasibility studies, product design and engineering, prototype model and mold fabrication, prototype manufacture, testing, and customer approval. To date, prospective customers who are interested in using the NuPro Material to manufacture pallets, deck boards, golf drivers, and food processing trays have funded all or a portion of the development process for their respective product applications. In addition, the Company has developed applications for the NuPro Material for a truck bed enclosure ("TracTop") and is in the process of developing a pallet top. The Company anticipates that it will begin providing turnkey manufacturing lines and the NuPro Material to manufacturers for the production of pallets, deck boards and food processing trays during fiscal 2001.

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

     The Company's TracTop product application is subject to a perpetual patent agreement, as amended, dated as of August 10, 1988, that assigns the U.S. patent and other rights related to the TracTop product application to the Company and permits the Company to manufacture and sell the TracTop product. In connection with the patent agreement, the Company must pay a royalty fee of $5.00 per unit of TracTop product sold and an amount equal to $150,000 from profits of TracTop products sold, to certain independent third parties. Because the Company has not had any sales of its TracTop product, it has not paid any royalties pursuant to the patent agreement.

     The Company intends to develop a distribution network for TracTop, either directly or through strategic alliances in the United States. In the Mexican market, the Company anticipates that the TracTop product will be manufactured pursuant to an oral agreement with TopTrac S.A. de C.V. ("TopTrac"), an entity incorporated under the laws of Mexico which is a strategic partner of the Company located in Mexico and controlled by Ernesto Zaragoza de Cima, a Vice President and director of the Company. Pursuant to discussions between Luba Veselinovic and Ernesto Zaragoza de Cima in February, 2001, TopTrac will be dissolved as a company in Mexico and will be integrated as a department of NuPro de Mexico as of March 31, 2001.

     Through the product development of TracTop, the NuPro Material has been internally tested over a ten-year period under real world conditions. Although the Company has internally performed the testing of the NuPro Material and product applications of the NuPro Material in an effort to safeguard the Company's proprietary knowledge, the Company's testing procedure was partly created by an independent consultant from Ontario, Canada. As part of the testing process, TracTop and its inherent production material have been evaluated under severe cold, hot, and humid conditions. To date, the NuPro Material has provided satisfactory results according to the Company, in its TracTop application in road testing on a variety of different makes, models, and sizes of trucks. The manufacturing process for the TracTop product application for the NuPro Material has also been tested on a full production scale and has achieved satisfactory results to date.

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

     Negotiations are currently in progress with other parties for the purchase of turnkey manufacturing lines with respect to the pallet product and other applications for the NuPro Material. The Company anticipates that it will begin providing turnkey manufacturing lines and the NuPro Material to manufacturers for the production of pallets with the NuPro Material during fiscal year 2001.

     DECK BOARDS. In February 1998, the Company entered into an oral agreement with Erwin Industries of Atlanta, Georgia, for the design, feasibility study, engineering, and prototyping of an innovative design for a deck board at a cost of $30,000. The Company is negotiating a contract with Erwin Industries relating to the manufacture of deck boards with the NuPro Material for two turnkey manufacturing lines and for the supply of chemicals to such manufacturing lines. Certain production scale manufacturing tests with a full-size production mold must be completed prior to contract finalization. Pricing of this production mold design, engineering, and manufacturing is being completed for submission to Erwin Industries for approval and payment. There is no assurance that the Company and Erwin Industries will be able to reach a final agreement with respect to the manufacturing of the deck boards with NuPro Materials on terms that will be favorable to the Company if at all. The Company anticipates that it will begin providing turnkey manufacturing lines and the NuPro Material to manufacturers for the production of deck boards with the NuPro Material during fiscal year 2001.

     NUPRO GOLF DRIVER. The Company entered into an oral agreement with Strategic Machinery Solutions of Atlanta, Georgia, in June 1998 (the "Strategic Machinery Agreement") for the prototyping of a golf club with the head to be manufactured with the NuPro Material. The Company has delivered first and second prototypes to the developer and is currently undergoing field testing and evaluation. Initial performance of the NuPro Material and the driver technology appears to be meeting the requirements for this application. The Strategic Machinery Agreement provides for the golf club to be manufactured by the Company at its Mexico plant as a joint venture with Strategic Machinery Solutions, on terms to be determined. In consideration for the Company's manufacture of the golf club, which would be initially limited to golf drivers, the golf club would be marketed under the name NUPRO DRIVER.

     PALLET TOP. The Company is negotiating an agreement with NRPP Inc. of Atlanta, Georgia, a material handling sales and consulting organization, for the development of a pallet top product application of the NuPro Material. Consummation of an agreement with NRPP Inc. will not occur until the Company provides samples of a pallet top produced with the NuPro Material, which the Company does not expect to occur prior to the first half of fiscal year 2001. To date, initial design and market evaluation have been completed.

     FOOD PROCESSING TRAYS. A project for the manufacture of food processing trays has been prototyped and field tested. To date, the Company has been satisfied with the performance of such food processing trays. Production molds have been produced and product manufacturing of a small initial order for Nautico S.A. de C.V. of Guaymas, Mexico, a shrimp and seafood processing plant, has been scheduled to commence in fiscal year 2001.

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

     Although the Company has established several strategic relationships to develop certain product applications with the NuPro Material, the Company has no sales to date. The Company anticipates that all sales by the Company will be on a negotiated price basis. The Company does not expect to experience seasonal fluctuations in operations because sales of industrial materials are not seasonal in nature.

SUPPLIERS

     The production of the NuPro Material requires the supply of several primary chemical compounds, primarily raw petro-chemical feedstocks, that the Company believes are available from a number of suppliers in adequate supplies to meet the Company's expected needs. The Company has identified sources from Mexico, Venezuela and South Korea that it anticipates will be the primary suppliers for the Company, however, the Company currently has no supply contracts for the purchase of such chemical compounds. The Company will require high-grade chemicals with specific properties for the NuPro Material. Accordingly, the Company expects to monitor shipments of chemicals closely for compliance with the Company's standards. Although the Company has had no difficulty in obtaining adequate supplies of chemicals to date, the Company anticipates that its needs for such chemicals will increase significantly when it begins to supply manufacturers with the proprietary chemicals necessary for the Company's turnkey manufacturing packages. The Company's inability to obtain high-grade chemicals would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

REGULATION AND ENVIRONMENTAL CONSIDERATIONS

     The Company is currently not subject to any environmental proceedings. During the year ended December 31, 2000, the Company did not make any material expenditure for environmental control facilities, nor does it currently anticipate any such future expenditure. Actions by international, federal, state, and local governments concerning environmental matters could result in laws or regulations that could increase the cost of producing the NuPro Material or otherwise adversely affect the demand for the Company's product applications. However, certain of the Company's operations are subject to international, federal, state, and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage, and disposal of solid and hazardous wastes. While the Company has not had to make significant capital expenditures for environmental compliance, it cannot predict with any certainty its future capital expenditure requirements relating to environmental compliance because of continually changing compliance standards and technology. The Company does not have insurance coverage for environmental liabilities and does not anticipate obtaining such coverage in the near future. See "Plan of Operation - Factors that May Affect Future Operating Results - Environmental Liabilities."

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

RESEARCH AND DEVELOPMENT

The Company maintains a continuing development program devoted to the NuPro Material and its product applications. Development activities include designing new and improved products and product applications, testing and enhancing chemical formulations to generate differing properties in the NuPro Material and prototype model and mold fabrications. The Company's development expenditures were approximately $62,000 and $88,000 for fiscal years 1999 and 2000, respectively. In addition, the Company spent approximately $5,000 for the month of December, 1999. The Company anticipates that it will incur approximately $290,000 in research and development expenses during fiscal year 2001, including product testing and capital expenditures for research and development equipment. The Company completed its construction of new administrative and research and development offices in Tucson, Arizona, consisting of approximately 13,400 square feet during the second quarter of fiscal year 2000. See "Plan of Operation - Plant and Equipment."

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

EMPLOYEES

     As of December 31, 2000, the Company had eighteen full-time employees, of whom four had executive or managerial responsibilities and four of who were full-time security guards. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be good.

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

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company's principal administrative and research and development offices are located in approximately 13,400 square feet of space in Tucson, Arizona. During the second quarter of fiscal year 2000, the Company completed the construction of the Company's principal administrative and research and development offices for a total cost of $1,416,000, including land. The Company also leases prototyping, tool modeling, and administrative facilities in Guaymas, Sonora, Mexico consisting of 2,482 square feet from Ernesto Zaragoza de Cima, a director and Vice-President of the Company, at a rate of $1,015.50 per month (the "Mexican Facilities Lease Agreement"). The Company has also entered into an oral agreement with Mr. Zaragoza de Cima to lease warehouse and showroom facilities in the same location for approximately $2,500 per month and under the same terms as the Mexican Facilities Lease Agreement. See "Certain Relationships and Related Transactions." In the third quarter of fiscal year 2000, the Company completed the construction of the first phase of its two manufacturing facilities in Guaymas, Sonora, Mexico, which includes approximately 32,000 square feet for a total cost of $1,466,000, including land. The Company considers its current facilities to be sufficient for its current and anticipated operations for the next 12 months.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders of the Company during the fourth quarter of fiscal year 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

GENERAL

     The Company's Common Stock was quoted on the OTC Bulletin Board under the symbol NUPP from August 21, 1998 to February 24, 2000. In January 1999, the SEC granted approval of amendments to the NASD OTC Bulletin Board Eligibility Rules 6530 and 6540 (the "Eligibility Rules"). The Eligibility Rules require a company listed on the OTC Bulletin Board to be a reporting company with the SEC to maintain the listing of its stock on the OTC Bulletin Board. The Eligibility Rules required the Company to become fully compliant by February 24, 2000. Accordingly, on December 6, 1999, the Company filed a registration statement on Form 10-SB. On February 6, 2000, the Company filed Amendment No. 1 to the Form 10-SB in response to comments by the SEC on the Company's original Form 10-SB. The Company's Form 10-SB, as amended, became effective on February 6, 2000 pursuant to section 12(g)(1) of the Securities and Exchange Act of 1934, as amended. However, the Eligibility Rules require that the SEC come to a position of no further comment regarding any registration statement on Form 10-SB before the NASD considers a company compliant. The Company's Form 10-SB was still under review by the SEC on February 24, 2000. Accordingly, the Company's Common Stock was removed from the OTC Bulletin Board on February 24, 2000. On November 22, 2000, the SEC came to a position of no further comment on the Company's Form 10-SB, as amended. Immediately thereafter, the Company filed an application with the OTC Compliance Unit to relist the Company's Common Stock on the OTC Bulletin Board under the sympol "NUPP." On December 6, 2000, the OTC Compliance Unit approved the Company's request for an exemption from filing the information required by Rule 15c2-11, as such rule is promulgated under the Securities Exchange Act of 1934, as amended, to resume quotation of the Company's Common Stock on the OTC Bulletin Board. On the same date, the NASD resumed quoting the Company's Common Stock on the OTC Bulletin Board under the symbol "NUPP." The following sets forth the range of high and low bid quotations for the periods indicated as reported by Nasdaq. Such quotations reflect prices between dealers, without retail mark-up, markdown or commission and may not represent actual transactions.

                                                        HIGH BID    LOW BID
                                                        --------    -------
     January 1, 2001 through March 5, 2001               $2.750      $1.781
     October 1, 2000 through December 31, 2000           $2.102      $1.250
     July 1, 2000 through September 30, 2000             $2.000      $1.625
     April 1, 2000 through June 30, 2000                 $3.250      $1.750
     January 1, 2000 through March 31, 2000              $3.188      $1.250
     December 1, 1999 through December 31, 1999          $2.750      $2.500
     September 1, 1999 through November 30, 1999         $2.875      $1.313
     June 1, 1999 through August 31, 1999                $2.000      $0.750
     March 1, 1999 through May 31, 1999                  $1.000      $0.250
     December 1, 1998 through February 28, 1999          $1.063      $0.625

     As of March 5, 2001 there were approximately 156 holders of record of the Company's Common Stock.

DIVIDEND POLICY

     The Company has never paid any cash dividends on its capital stock. For the foreseeable future, the Company intends to retain all of its future earnings to finance its operations and does not anticipate paying cash dividends.

PENNY STOCK

     Transactions in the Company's Common Stock may be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9 (d) (1) incorporates the definition of penny stock that is found in Rule 3a51-1 of the Exchange Act.

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

RECENT SALES OF UNREGISTERED SECURITIES

     The following provides information concerning all sales of securities by the Company within fiscal year 2000 and the one-month transition period ending on December 31, 1999 that were not registered under the Securities Act.

     In July 1999, the Company issued sixty (60) units priced at $100,000 per unit, for a total of $6,000,000. The units were sold to 17 investors in Germany, New Zealand, and Switzerland and were issued without registration pursuant to an exemption from registration under Regulation S promulgated under the Securities Act (the "Regulation S Offering"). Each unit consisted of (i) 25,000 shares of Common Stock valued at $2.00 per share, (ii) a $50,000 unsecured convertible debenture bearing interest at ten (10) percent per annum and maturing on December 31, 2004, and (iii) warrants to acquire 25,000 shares of Common Stock at a price of $2.50 per share exercisable at any time prior to December 31, 2000. As of December 31, 2000, all of the debentures had been converted into Common Stock of the Company. In connection with the Regulation S Offering, the Company issued in the aggregate, 1,500,000 shares of Common Stock at $2.00 per share, $3,000,000 of convertible debentures of which none remain outstanding, and warrants to purchase 1,500,000 additional shares of Common Stock at $2.50 per share of which 1,350,000 were exercised in fiscal year 2000 for a total exercise price of $3,375,000.

     On November 2, 2000, the Board of Directors of the Company approved the conversion of $98,715 of debt owed to Randal Enterkin into 49,358 shares of Common Stock at a conversion rate of $2.00 per share. Such shares were issued without registration pursuant to an exemption from registration under Section 4(2) of the Securities Act as a private transaction not involving a public distribution.

ITEM 6. PLAN OF OPERATION.

     The following Plan of Operation provides information that management of the Company believes is relevant to an assessment and understanding of the Company's business and should be read in conjunction with the attached audited Consolidated Financial Statements and Notes thereto.

OPERATIONS

     The Company has not had any revenues from operations since its inception. The Company believes that it has sufficient funds from the conversion of the debentures and exercise of the warrants under the Regulation S Offering to satisfy its cash requirements for the next 12 months.

RESEARCH AND DEVELOPMENT

     During the second and third quarters of 2000, the Company acquired testing equipment for approximately $250,000. The Company anticipates that it will continue research and development to enhance the technology of the NuPro
Material and existing product applications and create additional product applications for the NuPro Material over the next 12 months. The Company anticipates that such research and development expenses will be approximately $290,000 for the fiscal year 2001. The Company expects that the source of funds for such expenses will be from the proceeds of the Regulation S Offering. Of the $290,000 in anticipated research and development expenses for the fiscal year 2001, (i) approximately $50,000 will be attributable to additional product testing and capital expenditures for testing equipment, training employees and development of test procedures, (ii) approximately $80,000 is expected to be spent on personnel and labor expenses relating to the Company's research and development activities, (iii) approximately $60,000 is expected to be spent on chemicals and supplies, and (iv) approximately $100,000 is expected to be spent on general overhead expenses relating to the Company's research and development activities. The Company currently anticipates that it will begin providing turnkey manufacturing lines and the NuPro Material to manufacturers for the production of pallets, deck boards and food processing trays during fiscal year 2001. See "Factors that May Affect Future Operating Results."

PLANT AND EQUIPMENT

     During the second quarter of fiscal year 2000, the Company completed the construction of the Company's principal administrative and development facilities, which include approximately 13,400 square feet, at a total cost of approximately $1,416,000, including land. In addition, during the third quarter of fiscal year 2000, the Company completed the construction of two manufacturing facilities, which include approximately 32,000 square feet, at a cost of approximately $1,466,000, including land. The Company considers its current facilities to be sufficient for its current and anticipated operations for the next 12 months.

During fiscal year 2000, the Company expended approximately $480,000 and $420,000 for the purchase of equipment, including the above mentioned testing equipment, for the Tucson and Guaymas facilities. The Company anticipates that it will incur costs of approximately $150,000 in connection with the purchase, installation and testing of additional production equipment during fiscal year 2001. The Company believes that it has sufficient working capital to complete the purchase and installation of such production equipment.

EMPLOYEES

     The Company anticipates that it will retain approximately fifteen (15) additional employees during fiscal year 2001, which the Company believes will result in approximately $375,000 of additional employee compensation expense. The Company believes that such additional employees will primarily perform engineering, management, production, and administrative functions for the Company.

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

     NO SALES

     The Company is attempting to commercialize a new technology, an industrial composite material called NuPro, and has no invoiced sales to date. Although the Company has received funding from potential manufacturing customers that will use the NuPro Material towards the development and prototyping of a deck board product application, a shipping pallet product application, and a golf driver product application and has completed prototyping of a food processing tray product application, the Company has not executed any orders of the NuPro Material or manufacturing lines to date. The Company's results of operations may be unpredictable from quarter to quarter as a result of numerous factors, including fluctuations in the development and design of the Company's current and future product applications for the NuPro Material, market acceptance of the Company's current or future product applications for the NuPro Material, the timing of orders and shipments of the NuPro Material, or the introduction or the announcement of competitive composite materials or products. There can be no assurance that the Company will be able to achieve significant revenue from sales of the NuPro Material or turnkey manufacturing lines in the future.

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

     LACK OF PRODUCT DIVERSIFICATION

     The Company anticipates that substantially all of its sales will be derived from the NuPro Material. Although the Company has developed multiple product applications for the NuPro Material, and intends to continue such development, the Company's product line will be based exclusively on the composite formula for the NuPro Material. The Company has obtained the exclusive right to use and develop the technology relating to the NuPro Material and to market and sell the NuPro Material pursuant to the Krida License. If the Company should experience any problems, real or perceived, with product quality or acceptance of the NuPro Material, or loses all or a portion of its exclusive right to use, develop, and market the NuPro Material under the Krida License, the Company's lack of product diversification would have a material adverse effect of the Company's business, financial condition, and results of operations.

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

     MANAGEMENT OF GROWTH

     The Company recently has experienced growth in product application development and prototyping and expects to begin providing NuPro Material and turnkey manufacturing lines for the production of pallets, deck boards and food processing trays with the NuPro Material during fiscal year 2001. This growth in the Company's business has resulted in an increase in the responsibilities of the Company's management and is expected to place added pressures on the Company's operating and financial systems. The Company's ability to assimilate new personnel will be critical to its performance, and there can be no assurance that the management and systems currently in place will be adequate if its operations continue to expand or that the Company will be able to implement additional systems successfully and in a timely manner as required.

     RISKS IN DEVELOPING AND COMMERCIALIZING THE NUPRO MATERIAL TECHNOLOGY AND PRODUCT APPLICATIONS

     The Company has developed a number of product applications for the NuPro Material. The commercialization and sale of these new product applications are relatively new ventures with high costs, expenses, difficulties, and delays associated with commercialization of new products. Such new product application development necessitates the development of new production processes for cost effective manufacture in commercial quantities. The Company has developed a distribution plan for each product application, either through an internal sales and marketing organization or through establishing relationships with companies with existing distribution networks. This development process typically spans over a period of years. The Company has expended substantial sums on accomplishing development of new product applications. Additional funds will be expended for the new product and process development and marketing activities to continue. The Company expects that the source of funds for such expenses for the next 12 months will be from the proceeds of the conversion of debentures and exercise of warrants under the Regulation S Offering.

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

     The Company anticipates that it will acquire a substantial portion of its chemical supplies from sources in Mexico, Venezuela and South Korea. To the extent the exchange rate for currencies in any of such countries fluctuates significantly, such fluctuations could make the Company's chemical supplies more expensive to acquire and, as a result, could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

     ISSUANCE OF ADDITIONAL SECURITIES; DILUTIVE EFFECT

     The Company has the authority to offer shares of preferred stock, additional shares of Common Stock or other equity or debt securities for cash, in exchange for property or otherwise. Stockholders have no preemptive rights to acquire any such securities, and any such issuance of equity securities could result in dilution of an existing stockholder's investment in the Company. In addition, the Board of Directors has the authority to issue shares of preferred stock having preferences and other rights superior to Common Stock.

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

ITEM 7. FINANCIAL STATEMENTS.

     Reference is made to the Consolidated Financial Statements, the Notes thereto and Report of Independent Auditors thereon included in Page F/S of this Report, which Consolidated Financial Statements, Notes and Report are included herein by reference. The Company changed its fiscal year end from November 30 to December 31 effective during fiscal year 2000. Therefore, the Audited Financial Statements cover the fiscal year ending December 31, 2000 and the one-month period ending on December 31, 1999, and the fiscal year ended November 30, 1999.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information required by this Item with respect to Directors, Executive Officers, Promoters and Control Persons and Compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference from the information under the captions "Information Concerning Directors, Nominees, and Officers" and "Section 16(a) Compliance", respectively, contained in the Company's Proxy Statement relating to its 2001 Annual Meeting of Shareholders (the "Proxy Statement").

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

 3.1       Certificate of Domestication of the Company, dated August 7, 1997*

 3.2       Certificate of Incorporation of the Company*

 3.3       Bylaws of the Company*

10.1(a) Technology License Agreement by and between Krida Overseas Investments Trading Limited and the Company effective as of June 1, 1999*

10.1(b) Amendment No. 1 to Technology License Agreement by and between Krida Overseas Investments Trading Limited and the Company dated as of February 1, 2000**

10.2       Form of Indemnification Agreement for Members of the Board of
           Directors*

10.3       Form of Indemnification Agreement for Members of the Advisory
           Council*

10.4 Secondment Agreement by and between the Company and Krida Overseas Investments Trading Limited dated as of December 1, 1998*+

10.5 Form of Stock Option Agreement for Members of the Company's Board of Directors*+

10.6 Form of Stock Option Agreement for Members of the Company's Advisory Council*+

10.7(a) Patent Agreement between John W. Martin and Judith Tyler Martin and TracTop International, Inc. dated as of August 10, 1998**

10.7(b) Letter Agreement between John W. Martin and Judith Tyler Martin and TracTop International, Inc. dated August 6, 1992**

10.8 Lease between Ernesto Zaragoza de Cima and the Company effective November 1, 1997**

10.9 Forbearance Agreement between Krida Overseas Trading and Investment Limited, Gary A. Fitchett and the Company effective December 1, 1999.

  21       Subsidiaries of the Company*

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

(b)  Reports on Form 8-K.

     The Company filed three (3) reports on Form 8-K during the fiscal quarter ending December 31, 2000. Two (2) Form 8-K filings were reported on Item 5 matters. Such filings were made on November 29 and December 8, 2000 and related to press releases announcing that the Securities and Exchange Commission had reached a position of no further comment with respect to the Company's registration statement on Form 10-SB, as amended, and that the company is filing an application for its common stock to be relisted on the OTC Bulletin Board; and that the Company's Common Stock will resume being quoted on the OTC Bulletin Board under the symbol "NUPP", respectively. The third Form 8-K filing was reported on Item 8 matters on November 17, 2000. Such filing related to a press release announcing a change in the Company's fiscal year end from November 30 to December 31.

     The following financial statements are included herein:

                   NUPRO INNOVATIONS INC. (FKA TRUCTECH, INC.)
           FOR THE YEARS ENDED DECEMBER 31, 2000 AND NOVEMBER 30, 1999
                   AND FOR THE PERIOD ENDED DECEMBER 31, 1999


Independent Auditor's Report................................................ F-1

Audited Financial Statements - for the years ended December 31, 2000 and November 30, 1999 and for the period ended December 31, 1999:

    Consolidated Balance Sheets............................................. F-2

    Consolidated Statements of Loss and Deficit............................. F-3

    Consolidated Statements of Shareholders' Equity......................... F-4

    Consolidated Statements of Cash Flows................................... F-5

    Notes to Consolidated Financial Statements.............................. F-6

                            S.E.Clark & Company, P.C.
--------------------------------------------------------------------------------
          Member: S.E.C. Practice Section of the American Institute of
                          Certified Public Accountants


                         REPORT OF INDEPENDENT AUDITORS


Shareholders and
Board of Directors
NuPro Innovations Inc.
Tucson, Arizona

We have audited the consolidated balance sheets of NuPro Innovations Inc. (a development stage company fka TrucTech, Inc.) as of December 31, 2000, December 31, 1999 and November 30, 1999, respectively, and the related consolidated statements of shareholders' equity, loss and deficit, and cash flows from inception and for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NuPro Innovations Inc. (fka TrucTech, Inc.) as of December 31, 2000, December 31, 1999 and November 30, 1999 and the results of its operations and cash flows from inception and for the periods then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ S.E.Clark & Company, P.C.

Tucson, Arizona
February 16, 2001


          Member: National Association of Certified Valuation Analysts
--------------------------------------------------------------------------------
 744 N. Country Club Road, Tucson, AZ 85716 (520) 323-7774, Fax (520) 323-8174,
                    seclarkcpa@aol.com   www.seclarkco.com

NUPRO INNOVATIONS INC. (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000, DECEMBER 31, 1999 AND NOVEMBER 30, 1999
--------------------------------------------------------------------------------

                                                                 DECEMBER 31,      DECEMBER 31,      NOVEMBER 30,
                                                                    2000              1999              1999
                                                                 ----------        ----------        ----------
ASSETS

CURRENT
   Cash and cash equivalents(Note 2)                             $2,825,074        $3,857,782        $4,387,983
   Accounts Receivable                                              130,221            77,564                --
   Inventory                                                         57,143             2,246             2,246
   Prepaid Expense                                                   11,555            10,808            11,589
                                                                 ----------        ----------        ----------
     Total Current Assets                                         3,023,993         3,948,400         4,401,818

PROPERTY AND EQUIPMENT (Note 5)                                   4,156,112         2,203,735         2,023,386

OTHER
   Accounts Receivable - TopTrac, S.A. de C.V. (Note 4)              90,189            90,189            90,189
   Deposits                                                           8,355             6,815             6,815
                                                                 ----------        ----------        ----------
                                                                     98,544            97,004            97,004
                                                                 ----------        ----------        ----------

                                                                 $7,278,649        $6,249,139        $6,522,208
                                                                 ==========        ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
   Notes Payable (Note 6)                                        $    5,827        $  112,344        $  119,390
   Accounts Payable (Note 6)                                        249,352           316,797           542,224
   Accrued Liabilities                                              179,543            61,958            41,130
   Accrued Management Fees and Salaries (Notes 11 and 12)           564,714           659,714           647,214
   Current portion of long-term liabilities                          50,718           149,916           157,673
                                                                 ----------        ----------        ----------
     Total Current Liabilities                                    1,050,154         1,300,729         1,507,631

LONG-TERM LIABILITIES (Note 7)                                      154,328           106,331           102,397

CONVERTIBLE DEBENTURES (Note 8)                                          --         1,050,000         1,050,000

COMMITMENTS AND CONTINGENCIES (Note 11)                                  --                --                --

SHAREHOLDERS' EQUITY (Note 8)                                     6,074,167         3,790,079         3,862,180
                                                                 ----------        ----------        ----------

                                                                 $7,278,649        $6,249,139        $6,522,208
                                                                 ==========        ==========        ==========

   The accompanying notes are an integral part of these financial statements.

NUPRO INNOVATIONS INC. (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
PERIODS ENDED DECEMBER 31, 2000, DECEMBER 31, 1999 AND NOVEMBER 30, 1999
--------------------------------------------------------------------------------

                                                                                                                DEFICIT
                                                                                                              ACCUMULATED
                                                         YEAR ENDED        MONTH ENDED       YEAR ENDED       DURING THE
                                                         DECEMBER 31       DECEMBER 31       NOVEMBER 30      DEVELOPMENT
                                                            2000              1999              1999             STAGE
                                                        ------------      ------------      ------------      -----------
Revenue - Interest earned                               $    126,074      $     10,553      $    114,891      $   251,518
                                                        ------------      ------------      ------------      -----------
Costs and expenses:
  Development, pre-production, and administration            866,064            66,504           679,980        3,007,054
  Stock issued for "sweat equity"                                 --                --                --        3,252,600
  Loss on impairment and disposition of properties                --                --                --          321,794
  Financial, primarily interest expense                      136,209             5,568            65,619          815,369
  Depreciation and amortization                               47,709             2,000            19,809          171,886
                                                        ------------      ------------      ------------      -----------
                                                           1,049,982            74,072           765,408        7,568,703
                                                        ------------      ------------      ------------      -----------
  Loss before income tax benefit                            (923,908)          (63,519)         (650,517)      (7,317,185)

  Income tax benefit                                              --                --                --               --
                                                        ------------      ------------      ------------      -----------
  Net loss                                              $   (923,908)     $    (63,519)     $   (650,517)     $(7,317,185)
                                                        ============      ============      ============      ===========

  Net loss per common share (basic and diluted)         $      (0.07)     $      (0.01)     $      (0.06)
                                                        ============      ============      ============

  Weighted average shares outstanding (Note 13)           12,677,000        12,617,217        11,336,670
                                                        ============      ============      ============

Net loss                                                $   (923,908)     $    (63,519)     $   (650,517)     $(7,317,185)

Other comprehensive income (loss):
  Foreign currency translation adjustment                     38,220            (8,582)               --           29,638
                                                        ------------      ------------      ------------      -----------
Total comprehensive income (loss)                       $   (885,688)     $    (72,101)     $   (650,517)     $(7,287,547)
                                                        ============      ============      ============      ===========

   The accompanying notes are an integral part of these financial statements.

NUPRO INNOVATIONS INC. (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
PERIODS ENDED DECEMBER 31, 2000, DECEMBER 31, 1999 AND NOVEMBER 30, 1999
--------------------------------------------------------------------------------

                                            SHARES (NOTE 8)               CAPITAL AMOUNT
                                       -------------------------      ------------------------
CAPITAL ISSUED DURING                                     CLASS B                        CLASS B
DEVELOPMENT STAGE:                        COMMON         PREFERRED        COMMON        PREFERRED
                                       -----------      ----------      ---------      -----------
Issued for cash                              6,626                      $   1,100
Issued to TracTop US, Inc.                   6,024                          1,000
                                       -----------      ----------      ---------      -----------
AS OF DEC. 31, 1989 AND 1990                12,650              --          2,100               --
Return of capital                               --
Issued for cash                              4,138                            687
                                       -----------      ----------      ---------      -----------
AS OF DECEMBER 31, 1991                     16,788              --          2,787               --
Return of capital                               --
Retirement of shares                        (4,361)                          (724)
Issued for note to shareholder               8,873                          1,473
                                       -----------      ----------      ---------      -----------
AS OF DECEMBER 31, 1992                     21,300              --          3,536               --
Retirement of TracTop US shares             (6,024)                        (1,000)
Shares issued for acquisition
  of net Assets of TracTop
  International                             16,595                          2,755
Issued for cash                              3,614                            600
                                       -----------      ----------      ---------      -----------
AS OF DECEMBER 31, 1993                     35,485              --          5,891               --
Issued for cash                              2,608                            433
Issued for conversion of
  Shareholder loans                            536         838,512             89          838,501
Issued for interest                                        290,061                         290,058
Issued for SBA loan guarantee                               40,000                          40,000
Contributed capital, land
                                       -----------      ----------      ---------      -----------
AS OF DECEMBER 31, 1994                     38,629       1,168,573          6,413        1,168,559
Issued for cash                              1,446                            240
                                       -----------      ----------      ---------      -----------
AS OF DEC. 31, 1995, 1996 & 1997            40,075       1,168,573          6,653        1,168,559
Issued as stock dividend to
  Recapitalize the Company:
  On common shares                         478,917                         79,508
  On class B preferred                          --         743,602                         455,436
Issued for investor "sweat equity"       4,902,166                        813,839
ACCUMULATED DEFICIT
                                       -----------      ----------      ---------      -----------
BALANCE, NOVEMBER 30, 1998               5,421,158       1,912,175        900,000        1,623,995
                                       -----------      ----------      ---------      -----------
Capital conversion on reverse
  Acquisition of NuPro net assets        1,912,175      (1,912,175)      (892,667)      (1,623,995)
                                       -----------      ----------      ---------      -----------
BALANCES AS RESTATED                     7,333,333              --          7,333               --
Stock issued to acquire NuPro            2,808,885                          2,809
Stock issued under Regulation-S          2,475,000                          2,475
Costs of raising capital
Escrowed shares issued in
  Conversion of debt
Net loss for the period
                                       -----------      ----------      ---------      -----------
BALANCE, NOVEMBER 30, 1999              12,617,218              --         12,617               --
Comprehensive loss for the
  period
                                       -----------      ----------      ---------      -----------
BALANCE, DECEMBER 31, 1999              12,617,218              --         12,617               --
Reg S warrants exercised                   915,000                            915
Reg S debenture conversions                525,000                            525
Costs of raising capital
Comprehensive loss for the
  period
                                       -----------      ----------      ---------      -----------
BALANCE, DECEMBER 31, 2000              14,057,218              --      $  14,057      $        --
                                       ===========      ==========      =========      ===========


                                        ADDITIONAL                     ACCUMULATED
CAPITAL ISSUED DURING                    PAID IN         DONATED       DEVELOPMENT
DEVELOPMENT STAGE:                       CAPITAL         CAPITAL        STAGE LOSS         TOTAL
                                       ------------      --------      -----------      -----------

Issued for cash                        $     98,900                                     $   100,000
Issued to TracTop US, Inc.                   69,000                                          70,000
                                       ------------      --------                       -----------
AS OF DEC. 31, 1989 AND 1990                167,900            --                           170,000
Return of capital                           (12,000)                                        (12,000)
Issued for cash                             104,313                                         105,000
                                       ------------      --------                       -----------
AS OF DECEMBER 31, 1991                     260,213            --                           263,000
Return of capital                            (8,000)                                         (8,000)
Retirement of shares                            724                                              --
Issued for note to shareholder               (1,473)                                             --
                                       ------------      --------                       -----------
AS OF DECEMBER 31, 1992                     251,464            --                           255,000
Retirement of TracTop US shares             (59,000)                                        (60,000)
Shares issued for acquisition
  of net Assets of TracTop
  International                              65,430                                          68,185
Issued for cash                              78,521                                          79,121
                                       ------------      --------                       -----------
AS OF DECEMBER 31, 1993                     336,415            --                           342,306
Issued for cash                              96,992                                          97,425
Issued for conversion of
  Shareholder loans                          19,936                                         858,526
Issued for interest                                                                         290,058
Issued for SBA loan guarantee                                                                40,000
Contributed capital, land                                $ 82,500                            82,500
                                       ------------      --------                       -----------
AS OF DECEMBER 31, 1994                     453,343        82,500                         1,710,815
Issued for cash                              59,760                                          60,000
                                       ------------      --------                       -----------
AS OF DEC. 31, 1995, 1996 & 1997            513,103        82,500                         1,770,815
Issued as stock dividend to
  Recapitalize the Company:
  On common shares                          (79,508)                                             --
  On class B preferred                     (455,436)                                             --
Issued for investor "sweat equity"        2,438,761                                       3,252,600
ACCUMULATED DEFICIT                                                    $(5,679,241)      (5,679,241)
                                       ------------      --------      -----------      -----------
BALANCE, NOVEMBER 30, 1998                2,416,920        82,500       (5,679,241)        (655,826)
                                       ------------      --------      -----------      -----------
Capital conversion on reverse
  Acquisition of NuPro net assets         2,599,162       (82,500)                               --
                                       ------------      --------      -----------      -----------
BALANCES AS RESTATED                      5,016,082            --       (5,679,241)        (655,826)
Stock issued to acquire NuPro               192,678                                         195,487
Stock issued under Regulation-S           4,947,525                                       4,950,000
Costs of raising capital                    (53,698)                                        (53,698)
Escrowed shares issued in
  Conversion of debt                         76,734                                          76,734
Net loss for the period                                                   (650,517)        (650,517)
                                       ------------      --------      -----------      -----------
BALANCE, NOVEMBER 30, 1999               10,179,321            --       (6,329,758)       3,862,180
Comprehensive loss for the
  period                                                                   (72,101)         (72,101)
                                       ------------      --------      -----------      -----------
BALANCE, DECEMBER 31, 1999               10,179,321            --       (6,401,859)       3,790,079
Reg S warrants exercised                  2,286,585                                       2,287,500
Reg S debenture conversions               1,049,475                                       1,050,000
Costs of raising capital                   (167,724)                                       (167,724)
Comprehensive loss for the
  period                                                                  (885,688)        (885,688)
                                       ------------      --------      -----------      -----------
BALANCE, DECEMBER 31, 2000             $ 13,347,657      $     --      $(7,287,547)     $ 6,074,167
                                       ============      ========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

NUPRO INNOVATIONS INC. (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED DECEMBER 31, 2000, DECEMBER 31, 1999 AND NOVEMBER 30, 1999
--------------------------------------------------------------------------------

                                                               YEAR            MONTH           YEAR         ACCUMULATED
                                                               ENDED           ENDED           ENDED        DURING THE
                                                            DECEMBER 31     DECEMBER 31     NOVEMBER 30     DEVELOPMENT
                                                               2000            1999            1999            STAGE
                                                            -----------     -----------     -----------     -----------
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
   Net loss for the period                                  $  (923,908)    $   (63,519)    $  (650,517)    $(7,317,185)
   Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
     Depreciation                                                47,709           2,000          19,809         171,886
     Loss on disposal of obsolete equipment                          --              --                         130,141
     Stock issued for "sweat equity"                                 --              --                       3,252,600
     Impairment loss on pre-production plant                         --              --                          71,841
     Interest and fees paid with stock                               --              --                         330,058
     Accounts receivable                                        (52,657)        (77,564)         13,902        (216,508)
     Inventories                                                (54,897)            387             387         (57,143)
     Prepaid expense                                               (747)            781           1,303          (8,982)
     Accounts payable and accrued liabilities                    50,137        (204,597)        520,167         443,342
     TrucTech payables/accruals paid with NuPro stock                --              --              --         370,348
     Accrued management fees and salaries                       (95,000)         12,500         219,961         294,214
                                                            -----------     -----------     -----------     -----------
                                                             (1,029,363)       (330,399)        125,012      (2,535,388)
                                                            -----------     -----------     -----------     -----------
INVESTING ACTIVITIES
   Purchase of capital assets                                (2,002,086)       (180,349)     (1,622,078)     (4,621,898)
   Deposits                                                      (1,540)                         (6,815)         (8,355)
                                                            -----------     -----------     -----------     -----------
                                                             (2,003,626)       (180,349)     (1,628,893)     (4,630,253)
                                                            -----------     -----------     -----------     -----------
FINANCING ACTIVITIES
   Notes payable                                               (106,517)         (7,046)         38,150           5,827
   Increase in (repayment of) long-term liabilities             (51,198)         (3,825)         (9,429)        292,178
   Repayment of advances from NuPro                                  --              --              --         204,508
   Advances from (repayments to) shareholders                                                   (85,617)         34,229
   Increase in convertible debentures                                                         1,050,000       1,050,000
   Foreign currency translation adjustment                       38,220          (8,582)                         29,638
   Common stock subscribed and paid, net of costs             2,119,776                       4,896,302       8,374,335
                                                            -----------     -----------     -----------     -----------
                                                              2,000,281         (19,453)      5,889,406       9,990,715
                                                            -----------     -----------     -----------     -----------

INCREASE (DECREASE) IN CASH FOR THE PERIOD                   (1,032,708)       (530,201)      4,385,525       2,825,074

CASH, BEGINNING OF PERIOD                                     3,857,782       4,387,983           2,458              --

CASH, END OF PERIOD                                         $ 2,825,074     $ 3,857,782     $ 4,387,983     $ 2,825,074
                                                            ===========     ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

NUPRO INNOVATIONS INC. (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     NuPro has elected to change its fiscal year end from November 30 to December 31. Accordingly, the financial statements of NuPro are for the fiscal years ended December 31, 2000 and November 30, 1999 and for the one month transition period ended December 31, 1999.

     The financial statements are consolidated presentations including those of its majority owned subsidiary NuPro Innovation Mexico S.A. de C.V. All inter-company assets, liabilities and operating transactions have been eliminated upon consolidation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). A summary of the Company's significant accounting policies follows:

     (a)  Nature of Business

          TrucTech, incorporated on May 31, 1989 in the State of Georgia, U.S.A., was in a development stage since its formation and dissolved on February 4, 2000. NuPro was incorporated as TracTop Distributing Inc. in Canada on November 27, 1996, and has been in the development stage since its formation. As of August 7, 1997, the Company was redomesticated and continued in the State of Delaware, U.S.A. and changed its name to NuPro Innovations Inc.

          A 99% owned foreign subsidiary was incorporated as of November 12, 1998 as NuPro Innovation Mexico S.A. de C.V. As of December 31, 2000 it has completed construction of two production facilities in Guaymas, Sonora, Mexico.

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

     (e)  Cash and Cash Equivalents

          The company considers highly liquid investments having a maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2000 cash included two certificates of deposit totaling approximately $600,000 with maturities ranging from 30 to 90 days, bearing interest at approximately 5 - 6 %. One of the CD's, in the amount of $100,000, is restricted as security for a line of credit.

          Cash balances are insured by the F.D.I.C. up to $100,000 per institution. Balances in excess of $100,000 per institution are at risk should the financial institution fail. Substantially all of the company's cash assets are held by one financial institution and are accordingly subject to that risk.

     (f)  Fair value of financial instruments

          The financial instruments disclosed elsewhere in these notes are deemed to be representative of their fair values, as the interest rates aproximate market rates giving consideration to their respective risks.

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

     Both the stockholders and directors of TrucTech have acknowledged that the technology to the NuPro material that is a major component of the TracTop product is an unpatented technology that is owned by Krida Overseas Investments Trading Limited ("Krida"), controlled by Luba Veselinovic, the Company president.

     TrucTech has entered into a licensing and royalty agreement for the patent rights to certain technologies used in the TracTop product. The agreement required payment of $150,000 from profits and $5.00 per unit sold. Additionally, TrucTech has developed other technologies, which are unpatented, pertaining to the development and production of the TracTop units.

     The technology rights acquired by the NuPro shareholders from TrucTech are the learned and licensed technologies that apply to the TracTop product and the license agreement to the NuPro technology that is the acknowledged property of Krida.

     In June 1999 the technology license agreement (which previously existed as an oral agreement) was documented in a written agreement between Krida and NuPro. The agreement grants NuPro an exclusive worldwide license to the NuPro technology owned by Krida through December 31, 2002. The license fee is 1.5% of the gross revenues up to $5,000,000 and 2% thereafter resulting from the NuPro technology and products sold by NuPro. The exclusivity after December 31, 2002 is dependent on the continuing involvement of Luba Veselinovic or achievement of at least 50% of the forecasted sales in the business plan and annual sales increase of at least 10%.

4.   ACCOUNTS RECEIVABLE - TOPTRAC, S.A. DE C.V.

     This amount represents unsecured advances to TopTrac, S.A. de C.V. ("TopTrac"), a Mexican manufacturing company, owned by a director of NuPro, which manufactures the TracTop product for direct sales in Mexico and for sales to NuPro. The amount is comprised as follows:

                                                      DECEMBER 31    DECEMBER 31    NOVEMBER 30
                                                         2000           1999           1999
                                                         ----           ----           ----
     1997 sale of inventory of TracTop Components       $78,051        $78,051        $78,051
     Miscellaneous charges paid on behalf of TopTrac     12,138         12,138         12,138
                                                        $90,189        $90,189        $90,189

     The balance is to be repaid, without interest, at the rate of $100 per TracTop unit sold. Management anticipates the recovery of this asset by the end of 2002 (once production has been resumed in fiscal 2001).

5.   PROPERTY AND EQUIPMENT            DECEMBER 31   DECEMBER 31   NOVEMBER 30
                                          2000          1999          1999
                                          ----          ----          ----
     Land                              $  251,760    $  251,781    $  252,822
     Buildings                          2,630,756     1,485,053     1,339,970
     Plant Equipment                      875,091       178,539       140,427
     Production Tooling                   258,607       258,607       258,412
     Automotive Equipment                 105,371       105,006       105,006
     Office Equipment                     186,885        29,398        29,398
                                        4,308,470     2,308,384     2,126,035
     Less: Accumulated Depreciation       152,358       104,649       102,649

     NET BOOK VALUE                    $4,156,112    $2,203,735    $2,023,386

     The TracTop related equipment (approximately $399,000) is located at the TopTrac, S.A. de C.V. plant in Guaymas, Mexico. NuPro (fka TrucTech) has entered into a lease for contiguous space. Under terms of the lease, equipment and inventory is subject to possession and sale by the landlord to satisfy lease delinquencies, if any.

     FACILITIES CONSTRUCTION

     NuPro (fka TrucTech) and its Mexican Subsidiary were both involved with construction projects during 1999 and 2000. NuPro (fka TrucTech) constructed an office, research, testing, design and storage facility in Tucson of approximately 13,400 square feet for a total cost of $1,416,000, including land. The company acted as its own general contractor and engaged various subcontractors to construct the project. Payables to these contractors, included in accounts payable, totaled approximately $193,000 as of November 30, 1999. The building was substantially completed as of May 31, 2000.

     NuPro Innovation Mexico S.A. de C.V. constructed two production facilities in Guaymas, Sonora, Mexico, totaling approximately 32,000 square feet for a total cost of $1,466,000, including land. An affiliate of NuPro (fka TrucTech) director, Ernesto Zaragoza, acted as the general contractor and engaged various subcontractors to construct the project. Payables to these contractors, included in accounts payable, totaled approximately $224,000 as of November 30, 1999. The buildings were substantially completed as of September 30, 2000.

     In addition to the direct costs of construction, an additional $480,000 has been expended during fiscal 2000 to furnish and equip the Tucson facility and $420,000 to furnish and equip the Guaymas facilities. Management estimates that an additional $363,000 will be expended during fiscal 2001. At December 31, 2000, $80,000 related to equipment purchases is included in accounts payable.

     During the construction period, $173,000 of interest was capitalized.

6.   NOTES PAYABLE

     On June 1, 1999 NuPro (fka TrucTech) opened a line of credit with Bank One in the amount of $100,000. The line was secured by a certificate of deposit in an equal amount. Interest was at prime and payable monthly. The maximum amount was borrowed on the line and repaid during the year. The line is reviewed for renewal annually.

     ACCOUNTS PAYABLE

     Included in accounts payable at November 30, 1999 were $416,705 of construction accounts payable, including $26,955 due to DIEZ (E. Zaragoza affiliate) for the balance of the Guaymas land and $196,883 to Inversiones de Guaymas for construction, further discussed in Notes 11 and 12.

                                                                            DECEMBER 31,      DECEMBER 31,     NOVEMBER 30,
7.   LONG-TERM LIABILITIES                                                     2000              1999             1999
                                                                           ------------      ------------     ------------
     Notes Payable
     Montgomery  County  Bank - prime  plus  2.5%,  payable in monthly installments  of $4,224,  including  principal and interest,  due
     February 2002.  Secured by a general security  agreement over all
     assets, and insured by the Small Business Administration.              $  77,940         $ 117,034        $ 120,196

     Chrysler Corporation
     12.5%,   payable  in  monthly  installments  of  $630,  including
     principal and interest,  due July 2000.  Secured by a vehicle and
     the guarantee of a director.                                                  --             5,939            6,498

     Other Contracts Payable
     The amount is a  capitalized  lease  payable  to the  Veselinovic
     Children's  Trust (a related party) for lease of a 1999 Suburban,
     60 monthly payments of $739, including imputed interest at 8.5%           28,391           34,559           35,049

     Related Party Loan
     Loan from a shareholder of the Company,  interest at 12%, with no
     specific  terms  of  repayment  or  maturity  dates.   Unsecured.
     Subsequently converted to common stock.                                   98,715           98,715           98,327

     Less: Current portion of principal                                       205,046          256,247          260,070
     Long-term debt                                                            50,718          149,916          157,673
                                                                            ---------        ---------        ---------
                                                                            $ 154,328        $ 106,331        $ 102,397
                                                                            =========        =========        =========


     Future minimum principal payments due for the years ended December 31 are as follows:

                  Conversion to stock                   $  98,715
                       2001                                50,718
                       2002                                41,241
                       2003                                 7,951
                       2004                                 6,421
                                                        ---------
                                                        $ 205,046
                                                        =========

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

     (b)  Issued
          12,617,218 shares of common stock issued by transfer agent with an additional 1,440,000 shares in transit due to debenture conversions and exercise of warrants.

     (c)  Share Purchase Options
          Options to purchase 250,000 common shares are outstanding, and may be exercised on the following basis:

                                    NUMBER OF   EXERCISE
                                     SHARES       PRICE
                                     ------       -----
          Directors                  75,000       $4.00     December 31, 2002
          Advisory Council           90,000       $4.00     December 31, 2000
          Other options              85,000       $1.00     December 31, 2002

     Options for 50,000 shares total, were rescinded during the year, due to the resignation of two directors. No options were exercised during the periods presented.

     REGULATION S

     In an offering that closed July 7, 1999, the Company raised capital and issued securities under Regulation S of the Securities Act. The issue, totaling $6,000,000, consists of 1,500,000 shares of common stock at $2.00 per share, $3,000,000 in debentures convertible into shares of common stock at a minimum of $2.00 per share, and warrants to purchase 1,500,000 additional shares of common stock at $2.50 per share, exercisable only after the debentures have been converted. As of November 30, 1999, $3,500,000 of the units subscribed had been paid with shareholders opting to receive common shares directly in lieu of convertible debentures. The remaining $2,500,000 had also been collected which resulted in the issuance of an additional 725,000 common shares and convertible debentures totaling $1,050,000. Interest began accruing on the debentures at 10% per annum commencing January 1, 2000 with maturity on December 31, 2004.

     In December 2000 the debenture holders elected to convert their debentures into 525,000 shares of common stock at $2.00 per share. Warrants for 915,000 shares were subscribed and paid at $2.50 per share. As of December 31, 2000 warrants for 435,000 shares, totaling $1,087,500, remained subscribed but unpaid. Of this, $587,500 has been subsequently paid as of February 12, 2001.

     SHARES ISSUED FOR "SWEAT EQUITY"

     TrucTech issued common shares at their fair value to certain stockholders, officers and directors in recognition of their services and other valuable contribution to TrucTech ("sweat equity"). The shares issued were based in part on the value of services performed by these individuals during the development stage of TrucTech and other pro-rata amounts. Services performed included, but were not limited to, capital acquisition, product and systems design and testing, marketing, legal, accounting and administration

9.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     No income taxes were paid and interest paid approximates the amounts disclosed as expense.

10.  INCOME TAXES

     TrucTech potentially has losses for income tax purposes available to reduce taxable income by approximately $2,074,000. The potential benefit ($830,000) of these losses has not been reflected in the financial statements since it is more likely than not that the losses will not be utilized. The benefit of these losses may only be applied to future income from the TracTop product. These losses will begin expiring as of December 31, 2004. Additionally, the limitations on these losses resulting from the business combination has not been determined but could be substantial. Accordingly, the valuation allowance equals the deferred tax asset. The deductibility and carryover benefit of the amount paid to TrucTech shareholders through issuance of TrucTech stock as "recognition of sweat equity" is excluded from the above. NuPro (fka TrucTech) potentially has losses for income tax purposes available to reduce future taxable income by approximately $2,595,000. The potential benefit ($1,038,000) of these losses has not been reflected in the financial statements since it is more likely than not that the losses will not be utilized. These losses will begin expiring as of November 30, 2012. Additionally, the limitations on these losses resulting from the business combination has not been determined but could be substantial. Accordingly, the valuation allowance equals the deferred tax asset.

11.  COMMITMENTS AND CONTINGENCIES

     As of December 31, 2000, NuPro (fka TrucTech) has a lease commitment of $1,015 per month for lease of the Guaymas TracTop factory through October 31, 2002. It has also entered into an oral agreement to lease related demo-line and warehouse facilities for approximately $2,500 per month for the same period. Both leases are payable to a shareholder. Amounts payable under the written lease commitment are $12,180 and $10,150 in 2001 and 2002 respectively.

     See Note 5 regarding the lessor's contingent rights to inventory and equipment of NuPro (fka TrucTech).

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

     FORBEARANCE AGREEMENT

     NuPro, Krida Overseas Trading and Investment Limited ("Krida") and Gary Fitchett ("Fitchett") personally and as representative of Fitchett Family Trust, Pinecrest Consultants Inc., and Management Synergistics entered into a Forbearance Agreement related to accrued and unpaid monies for management services rendered to NuPro ($175,000 payable to Krida and $175,000 payable to Fitchett). Krida and Fitchett agreed to forbear on any demand for payment of the fees until NuPro's resources are sufficient to ensure that such payment of all or some of the fees will not impair NuPro's ability to respond to its operational cash needs or other corporate opportunities. NuPro agreed that the fees will be paid to Krida and Fitchett in an orderly manner, based on NuPro's ability to make payment, as determined by the following circumstances: at the time NuPro attains $10,000,000 in revenues in any twelve month fiscal period, NuPro will contribute 40% of the net operating profits toward repayment of the fees, payable equally to Krida and Fitchett 120 days after the fiscal year end, or, at the time NuPro receives additional equity contributions of at least $5,000,000 in any twelve month period, NuPro shall utilize a portion of those equity contributions to retire all outstanding and unpaid fees, except that Krida will be paid a minimum of $25,000 annually plus any withholding taxes.

12.  RELATED PARTY TRANSACTIONS

     During the periods, the following financial transactions were completed with shareholders, directors, managers or employees who are deemed to be related parties to each Company:

     During the combined periods ended December 31, 2000 (including December 31,
     1999):

          rent was paid to a director for factory space and demo line in Guaymas, Mexico, of $45,000.

          management fees were accrued to a member of management in the amount of $162,000.

          management fees were paid to a member of management in the amount of $245,000, which includes payment of prior accrued fees.

          management salaries were paid to a member of management in the amount of $80,000.

          NuPro Mexico advanced funds totaling $692,000, to Inversiones de Guaymas, and other affiliates of Ernesto Zaragoza who is a director of NuPro (fka TrucTech), for progress payments for facility construction.

     During the year ended November 30, 1999:

          rent was paid to a director for factory space and demo line in Guaymas, Mexico, of $40,000.

          management fees were accrued to two members of management in the amount of $180,000.

          management salaries were accrued to a member of management in the amount of $73,000.

          various unsecured loans bearing interest at 12% per annum were made to the Company by shareholders. (The balance outstanding at November 30, 1999 totaled $66,555.)

          wages were paid to children of one director in the amount of $12,000.

          NuPro Mexico advanced funds totaling $768,000, to Inversiones de Guaymas, and other affiliates of Ernesto Zaragoza who is a director of NuPro (fka TrucTech), for progress payments for facility construction.

13.  NET LOSS PER SHARE

     Restricted shares and warrants are not included in the computation of the weighted average number of shares outstanding during the period as the effect would be antidilutive. The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NUPRO INNOVATIONS INC.


Date: March 21, 2001               By: /s/ Luba Veselinovic
                                       -----------------------------------------
                                       Name:  Luba Veselinovic
                                       Title: Chief Executive Officer and
                                              President (Principal Executive
                                              Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 21, 2001              By: /s/ Elke Veselinovic
                                      -----------------------------------------
                                      Elke Veselinovic
                                      Treasurer, Director
                                      (Principal Financial Officer)


Dated: March 21, 2001              By: /s/ Ernesto Zaragoza de Cima
                                      -----------------------------------------
                                      Ernesto Zaragoza de Cima
                                      Vice President, Director


Dated: March 21, 2001              By: /s/ Lawrence J. McEvoy Jr.
                                      -----------------------------------------
                                      Lawrence J. McEvoy Jr.
                                      Secretary, Director


Dated: March 21, 2001              By: /s/ Charles H. Green
                                      -----------------------------------------
                                      Charles H. Green
                                      Director


Dated: March 21, 2001              By: /s/ Reiner Becker
                                       -----------------------------------------
                                       Reiner Becker
                                       Director