Form 10QSB
period 2001-03-31
NUPRO INNOVATIONS INC
filed 2001-05-11
CIK 1100282

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

For the quarterly period ended March 31, 2001  Commission file number: 000-28433


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

     As of May 4, 2001, there were 14,416,575 shares of the Common Stock, $.001 par value, of the Company outstanding.

================================================================================

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
                                                                           PAGE
                                                                           ----
Item 1. Financial Statements

        Condensed Balance Sheet
          March 31, 2001.................................................     3

        Condensed Statement of Loss and Deficit
          Three months ended March 31, 2001..............................     4

        Condensed Statements of Cash Flows
          Three months ended March 31, 2001..............................     5

          Notes to Condensed Financial Statements........................     6

Item 2. Plan of Operation................................................     7

PART II: OTHER INFORMATION

Item 1. Legal Proceedings................................................    15
Item 2. Changes in Securities and Use of Proceeds........................    15
Item 3. Defaults Upon Senior Securities..................................    15
Item 4. Submission of Matters to a Vote of Security Holders..............    15
Item 5. Other Information................................................    15
Item 6. Exhibits and Reports on Form 8-K.................................    15

SIGNATURES...............................................................    16

                                     PART I
                              FINANCIAL INFORMATION

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
--------------------------------------------------------------------------------

                                                        MARCH 31     DECEMBER 31
                                                          2001          2000
                                                        ---------    -----------
                                                       (UNAUDITED)
ASSETS

CURRENT
  Cash ...........................................     $3,056,202     $2,825,074
  Accounts Receivable ............................         72,322        130,221
  Inventory ......................................         79,031         57,143
  Prepaid Expense ................................          3,397         11,555
                                                       ----------     ----------
      Total Current Assets .......................      3,210,952      3,023,993

PROPERTY AND EQUIPMENT ...........................      4,281,422      4,156,112

OTHER
  Accounts Receivable - TopTrac, S.A. de D.V .....         90,189         90,189
  Deposits .......................................         36,610          8,355
                                                       ----------     ----------
                                                          126,799         98,544
                                                       ----------     ----------
                                                       $7,619,173     $7,278,649

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
  Notes payable ..................................     $       --     $    5,827
  Accounts Payable ...............................        133,327        249,352
  Accrued Liabilities ............................         82,234        179,543
  Accrued Management Fees and Salaries ...........        554,753        564,714
  Current position of long-term liabilities ......         52,472         50,718
                                                       ----------     ----------
      Total Current Liabilities ..................        822,786      1,050,154

LONG-TERM LIABILITIES ............................         43,333        154,328

CONVERTIBLE DEBENTURES ...........................             --             --

COMMITMENTS AND CONTINGENCIES ....................             --             --

SHAREHOLDERS' EQUITY .............................      6,753,054      6,074,167
                                                       ----------     ----------

                                                       $7,619,173     $7,278,649

NUPRO INNOVATIONS INC.                                               (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF LOSS AND DEFICIT
THREE MONTHS ENDED MARCH 31, 2001 AND FEBRUARY 29, 2000

                                                                                                     DEFICIT
                                                                                                   ACCUMULATED
                                                                                                    DURING THE
                                                             MARCH 31           FEBRUARY 29        DEVELOPMENT
                                                               2001                2000               STAGE
                                                           ------------        ------------        ------------
Revenue, primarily interest earned .....................   $     43,436        $     48,329        $    294,954
                                                           ------------        ------------        ------------
Costs and expenses:
 Development, pre-production, and administration .......        247,773             259,778           3,254,827
 Stock issued for "sweat equity" .......................             --                  --           3,252,600
 Loss on impairment and disposition of properties ......             --                  --             321,794
 Financial, primarily interest .........................          2,375              23,977             817,744
 Depreciation and amortization .........................         12,076               3,565             183,962
                                                           ------------        ------------        ------------
                                                                262,224             287,320           7,830,927
                                                           ------------        ------------        ------------

Loss before income tax benefits ........................       (218,788)           (238,991)         (7,535,973)

Income tax benefits ....................................             --                  --                  --
                                                           ------------        ------------        ------------
Net loss ...............................................   $   (218,788)       $   (238,991)       $ (7,535,973)
                                                           ============        ============        ============

Net loss per common share (basic and diluted) ..........   $      (0.02)       $      (0.02)
                                                           ============        ============

Weighted average shares outstanding ....................     14,282,937          12,617,218
                                                           ============        ============

Net loss ...............................................   $   (218,788)       $   (238,991)       $ (7,535,973)

Other comprehensive income (loss):
 Foreign currency translation adjustment................         24,373              23,977              54,011
                                                           ------------        ------------        ------------

Total comprehensive income (loss) ......................   $   (194,415)       $   (215,014)       $ (7,481,962)
                                                           ============        ============        ============

NUPRO INNOVATIONS INC.                                               (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOW
THREE MONTHS ENDED MARCH 31, 2001 AND FEBRUARY 29, 2000
--------------------------------------------------------------------------------

                                                                                                     ACCUMULATED
                                                                                                      DURING THE
                                                                   MARCH 31         FEBRUARY 29      DEVELOPMENT
                                                                     2001              2000             STAGE
                                                                 ------------      ------------      ------------
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
  Net loss for the period ..................................    $   (218,788)     $   (238,991)     $ (7,535,973)

  Adjustments to reconcile net loss to net cash:
    Depreciation ...........................................          12,076             3,565           183,962
    Loss on disposal of obsolete equipment .................              --                --           130,141
    Stock issued for "sweat equity" ........................              --                --         3,252,600
    Impairment loss on pre-production plant ................              --                --            72,841
    Interest and fees paid with stock ......................              --                --           330,058
    Accounts receivable ....................................          57,899                --          (158,609)
    Inventories ............................................         (21,888)               --           (79,031)
    Prepaid Expense ........................................           8,158             2,815              (824)
    Accounts payable and accrued liabilities ...............        (213,334)         (223,120)          230,008
    TrucTech Payables and accruals paid with NuPro stock....              --                --           370,348
    Accrued management fees and salaries ...................          (9,961)           47,499           284,253
                                                                ------------      ------------      ------------
                                                                $   (385,838)     $   (408,232)     $ (2,921,226)
                                                                ------------      ------------      ------------
INVESTING ACTIVITIES
  Purchase of capital assets ...............................        (137,386)         (960,158)       (4,759,284)
  Deposits .................................................         (28,255)           (3,427)          (36,610)
                                                                 ------------      ------------      ------------
                                                                 $   (165,641)     $   (963,585)     $ (4,795,894)
                                                                 ------------      ------------      ------------
FINANCING ACTIVITIES
  Notes payable ............................................          (5,827)          (58,232)               --
  Increase in (repayment of) long-term liabilities .........         (10,526)          (12,250)          281,652
  Repayment of pre-combination advances from NuPro .........              --                --           204,508
  Advances from (repayments to) shareholders ...............              --                --            34,229
  Increase in convertible debentures .......................              --                --         1,050,000
  Foreign currency translation adjustment ..................              --                --            29,638
  Common stock subscribed and paid, net of costs ...........         798,960                --         9,173,295
                                                                ------------      ------------      ------------
                                                                $    782,607      $    (70,482)     $ 10,773,322
                                                                ------------      ------------      ------------

INCREASE (DECREASE) IN CASH FOR THE PERIOD .................         231,128        (1,442,299)        3,056,202

CASH, BEGINNING OF PERIOD ..................................    $  2,825,074      $  4,387,983      $         --
                                                                ------------      ------------      ------------

CASH, END OF PERIOD ........................................    $  3,056,202      $  2,945,684      $  3,056,202
                                                                ============      ============      ============

NUPRO INNOVATIONS INC.                                               (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001 AND FEBRUARY 29, 2000
--------------------------------------------------------------------------------

1. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company as of March 31, 2001 and February 29, 2000, and the results of operations and cash flows for the three month periods then ended. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of the results to be expected for the entire fiscal year. The disclosures in the audited financial statements and the notes thereto included in the Company Annual Report on Form 10-KSB for the year ended December 31, 2000, should be read in conjunction with these interim financial statements.

2. Warrants for 310,000 shares of common stock at $2.50 have been exercised and paid during the three month period ended March 31, 2001. A loan from a shareholder has also been converted to common stock at $2.00 per share resulting in the issuance of approximately 49,000 shares.

ITEM 2. PLAN OF OPERATION.

     The following plan of operation provides information that we believe is relevant to an assessment and understanding of our business and should be read in conjunction with the attached audited Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

     This quarterly report on form 10-QSB contains express or implied forward-looking statements. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission, in its press releases, quarterly conference calls, or otherwise. The words "believes," "expects," "anticipates," "intends," "forecasts," "projects," "plans," "estimates," and similar expressions identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Such forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, our operating history, unpredictability of operating results, intense competition in various aspects of our business, the risks of rapid growth, our dependence on key personnel, uncertainty of product acceptance, changes in laws and regulations, changes in economic conditions, and an inability to obtain financing, as well as those discussed elsewhere in this Form 10-QSB. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by us or any other person that the future events, plans, or expectations will be achieved. We undertake no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements is based.

OVERVIEW

     GENERAL

     NuPro Innovations Inc. was incorporated in the Canadian Province of Ontario on November 27, 1996, as TracTop Distributing Inc. On August 7, 1997, TracTop Distributing Inc. was domesticated in the State of Delaware in the United States of America under the name NuPro Innovations Inc. We are a development stage corporation with our principal offices located at 3296 East Hemisphere Loop, Tucson, Arizona, 85706-5013. Our telephone number is (520) 547-3510.

     Pursuant to an asset purchase agreement, effective December 1, 1998, we acquired substantially all of the assets and liabilities of TrucTech, Inc., a Georgia corporation. Pursuant to generally accepted accounting principles in the United States of America, the acquisition was accounted for as a "reverse acquisition" whereby we were considered the acquired corporation, and TrucTech was considered the surviving corporation. The net effect of the TrucTech acquisition was that, as of the acquisition date, NuPro acquired all of the outstanding stock of TrucTech. Under the terms of the TrucTech acquisition, we acquired TrucTech's assets and assumed TrucTech's liabilities in exchange for 7,333,333 shares of our common stock, par value $0.001 per share, which represented approximately 73% of our outstanding common stock immediately following the TrucTech acquisition. Pursuant to the TrucTech acquisition, we acquired the use of and the right to commercialize a composite plastic industrial engineering material, the NuPro material. Certain directors, officers, employees, and stockholders of our company were also directors, officers, employees, and stockholders of TrucTech. We do not currently anticipate any additional significant corporate acquisitions or dispositions in the next 12 months.

     NUPRO MATERIAL

     The NuPro material is a polyester/epoxy hybrid created by the reactions of several primary chemical compounds facilitated by chemical inhibitors, accelerators, catalysts, and promoters. The NuPro material can be made in a variety of formulations to generate differing properties, which enables it to be used in a number of different product applications. We believe that the NuPro material represents an advancement in polyurea technology because the processing of the hybrid composite material does not require either external heat or a high-pressure environment.

     The NuPro material, which is composed of certain chemicals that are structured to be receptive to combining with other chemical compounds to create stronger and more complete molecular structures with varying properties, is characterized by certain high performance mechanical properties that allow it to compete with steel, alloys, wood, plastic, fiberglass, and plastic foam in many product applications. We believe that a significant cost advantage of the NuPro material may result from the elimination of a standard plastics manufacturing step - the interim process of compounding the raw feeds of petrochemical derivatives into raw plastics, and continuing the process by reheating, pressing, and reforming the compounds into a finished product. With the NuPro material, the finished products are derived directly from the chemical reaction of certain raw liquid feedstocks. As a result, we believe that the production process for product applications with the NuPro material is more simple and less expensive than the manufacturing process of product applications with many of the competing industrial materials.

     Krida Overseas Investment Trading Limited, an entity incorporated in Cyprus, which is controlled by Luba Veselinovic, President and Chief Executive Officer of our company, owns the technology relating to the NuPro material and licenses to our company the right to use and market the NuPro material in our operations pursuant to a Technology License Agreement between our company and Krida Overseas.

     INTELLECTUAL PROPERTY

     Our success depends, in part, upon our intellectual property rights relating to our production process and other operations. We anticipate that we will rely on a combination of trade secret, nondisclosure, and other contractual arrangements, confidentiality procedures, and patent, copyright, and trademark laws, to protect our proprietary rights.

     We use proprietary technology for manufacturing the NuPro material. We believe that the non-patented proprietary NuPro material will be protected under trade secret, contractual, and other intellectual property rights that do not afford the statutory exclusivity possible for patented products and processes. To protect our proprietary technology, we mix the proprietary component of the NuPro material in a secure environment at one of its facilities. The production processes to manufacture products from the NuPro material are not proprietary; however, there is a certain amount of "know-how" that we have gained which would hinder a person taking the NuPro material and introducing it into the conventional manufacturing environment.

     PRODUCT APPLICATIONS

     We are in the process of establishing customer relationships with manufacturers for the development of several product applications for the NuPro material. Such development will include feasibility studies, product design and engineering, prototype model and mold fabrication, prototype manufacture, testing, and customer approval. To date, prospective customers who are interested in using the NuPro material to manufacture pallets, deck boards, golf drivers, and food processing trays have funded all or a portion of the development process for their respective product applications. In addition, we have developed applications for the NuPro material for a truck bed enclosure and are in the process of developing a pallet top. We anticipate that we will begin providing turnkey manufacturing lines and the NuPro material to manufacturers for the production of pallets, deck boards, and food processing trays during fiscal 2001.

PLAN OF OPERATION

     We have not had any revenue from operations since our inception. We believe that we have sufficient funds from the conversion of the debentures and exercise of the warrants under our regulation S offering to satisfy our cash requirements for the next 12 months.

     BUSINESS STRATEGY

     The focus of our company will be to provide the NuPro material and unique platform technology and solutions for the challenges faced by manufacturers with respect to the materials used for various industrial applications. We believe that customers that manufacture products with the NuPro material may realize certain competitive advantages with respect to product performance and costs of production.

     Our business strategy includes (i) identifying large-scale manufacturing, industrial, and commercial market segments in which the substitution of the NuPro material for existing conventional materials will provide the user with a higher quality product at a lower price; (ii) furnishing our customers with turnkey manufacturing packages, including training with respect to the manufacturing process, for a particular product application of the NuPro material; and (iii) supplying our proprietary materials, which are the chemicals necessary for creating the NuPro material, for the manufacturing process. We anticipate that the proprietary materials necessary to create the NuPro material will initially be manufactured in Mexico.

     In implementing our business strategy, we have identified the following areas of emphasis:

     *    DEVELOP AND  INTRODUCE  NEW PRODUCT  APPLICATIONS.  We believe that it
          must  continue  to  develop  and  offer   manufacturers   new  product
          applications for the NuPro material.

     * EVALUATE STRATEGIC ALLIANCE OPPORTUNITIES. We evaluate potential strategic alliances on an on-going basis and at any given time may be engaged in discussions with respect to possible strategic alliances. We may seek or create strategic alliances that could complement our current or planned business activities. We, however, do not currently anticipate any significant corporate alliances in the next 12 months.

     * INTEGRATE ACQUISITIONS AND STRATEGIC ALLIANCES. We must integrate the entities or assets that we have acquired into our business and coordinate our operations with other entities as part of any strategic alliance.

     RESEARCH AND DEVELOPMENT

     During the second and third quarters of 2000, we acquired testing equipment for approximately $250,000. We anticipate that we will continue research and development to enhance the technology of the NuPro material and existing product applications and create additional product applications for the NuPro material over the next 12 months. We anticipate that such research and development expenses will be approximately $290,000 for the fiscal year 2001. We expect that the source of funds for such expenses will be from the proceeds of our regulation S offering. Of the $290,000 in anticipated research and development expenses for the fiscal year 2001, (i) approximately $50,000 will be attributable to additional product testing and capital expenditures for testing equipment, training employees, and development of test procedures; (ii) approximately $80,000 is expected to be spent on personnel and labor expenses relating to our research and development activities; (iii) approximately $60,000 is expected to be spent on chemicals and supplies; and (iv) approximately $100,000 is expected to be spent on general overhead expenses relating to our research and development activities. We currently anticipate that we will begin providing turnkey manufacturing lines and the NuPro material to manufacturers for the production of pallets, deck boards, and food processing trays during fiscal year 2001.

     PLANT AND EQUIPMENT

     During the second quarter of fiscal year 2000, we completed the construction of our principal administrative and development facilities, which include approximately 13,400 square feet, at a total cost of approximately $1,416,000, including land. In addition, during the third quarter of fiscal year 2000, we completed the construction of two manufacturing facilities, in Guaymas, Sonora, Mexico, which include approximately 32,000 square feet, at a cost of approximately $1,466,000, including land. We consider our current facilities to be sufficient for our current and anticipated operations for the next 12 months.

     During fiscal year 2000, we expended approximately $480,000 and $420,000 for the purchase of equipment, including the above mentioned testing equipment, for the Tucson and Guaymas facilities. We anticipate that we will incur costs of approximately $150,000 in connection with the purchase, installation, and testing of additional production equipment during fiscal year 2001. We believe that we have sufficient working capital to complete the purchase and installation of such production equipment.

     EMPLOYEES

     We anticipate that we will retain approximately 15 additional employees during fiscal year 2001, which we believe will result in approximately $375,000 of additional employee compensation expense. We believe that such additional employees will primarily perform engineering, management, production, and administrative functions for our company.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     In  addition  to the other  information  in this  quarterly  report on form
10-QSB, the following important factors should be carefully considered in evaluating our company and our business because such factors currently have a significant impact or may have a significant impact on our business, prospects, financial condition, and results of operations.

     NO SALES

     We are attempting to commercialize a new technology, an industrial composite material called the NuPro material, and have no invoiced sales to date. Although we have received funding from potential manufacturing customers that will use the NuPro material towards the development and prototyping of a deck board product application, a shipping pallet product application, and a golf driver product application and have completed prototyping of a food processing tray product application, we have not executed any product orders of the NuPro material or manufacturing lines to date. Our results of operations may be unpredictable from quarter to quarter as a result of numerous factors, including fluctuations in the development and design of our current and future product applications for the NuPro material, market acceptance of our current or future product applications for the NuPro material, the timing of orders and shipments of the NuPro material, or the introduction or announcement of competitive composite materials or products. There can be no assurance that we will be able to achieve significant revenue from sales of the NuPro material or turnkey manufacturing lines in the future.

     LIMITED OPERATING HISTORY

     We are a development stage company that was incorporated in the Canadian Province of Ontario on November 27, 1996, as TracTop Distributing Inc. and domesticated in the state of Delaware in the United States under the name NuPro Innovations Inc. on August 7, 1997. As a result, we have a short operating history to review in evaluating our business. We have limited financial and operating data upon which our business and prospects may be evaluated. We have not generated operating revenue to date.

     LACK OF PRODUCT DIVERSIFICATION

     We anticipate that substantially all of our sales will be derived from the NuPro material. Although we have developed multiple product applications for the NuPro material, and intend to continue such development, our product line will be based exclusively on the composite formula for the NuPro material. We have obtained the exclusive right to use and develop the technology relating to the NuPro material and to market and sell the NuPro material pursuant to the Krida license. If we should experience any problems, real or perceived, with product quality or acceptance of the NuPro material, or lose all or a portion of our exclusive right to use, develop, and market the NuPro material, our lack of product diversification would have a material adverse effect on our business, financial condition, and results of operations.

     DEPENDENCE ON SINGLE MANUFACTURING FACILITY

     We anticipate that the key proprietary chemicals that comprise the NuPro material will be mixed solely at one of our facilities. Any interruption in the operations or decrease in the capacity of this facility, whether because of equipment failure, natural disaster, or otherwise, may limit our ability to meet future customer demand for the NuPro material and would have a material adverse effect on our business, financial condition, and results of operations.

     RELIANCE ON SUPPLY OF RAW MATERIALS

     The NuPro material is a polyester/epoxy hybrid that requires a substantial amount of certain chemical constituents, primarily raw petro-chemical feedstocks. Although we believe that such chemical components are available from a number of suppliers, we anticipate that we will purchase such chemical constituents from a relatively small number of suppliers located in Mexico and Venezuela. Our ability to obtain adequate supplies of chemical compounds for the NuPro material depends on our success in entering into long-term arrangements with suppliers and managing the collection of supplies from geographically dispersed suppliers. The termination or interruption of our significant supplier relationships could subject our company to the risk that we would be unable to purchase sufficient quantities of raw materials to meet our production requirements or would have to pay higher prices for replacement supplies. The termination of significant sources of raw materials or payment of higher prices for raw materials could have a material adverse effect on our business, financial condition, and results of operations.

     MANAGEMENT OF GROWTH

     We recently have experienced growth in product application development and prototyping and expect to begin providing NuPro materials and turnkey manufacturing lines for the production of pallets, deck boards, and food processing trays with the NuPro material during fiscal year 2001. This growth in our business has resulted in an increase in the responsibilities of our management and is expected to place added pressures on our operating and financial systems. Our ability to assimilate new personnel will be critical to our performance, and there can be no assurance that the management and systems currently in place will be adequate if our operations continue to expand or that we will be able to implement additional systems successfully and in a timely manner as required.

     RISKS IN DEVELOPING AND COMMERCIALIZING THE NUPRO MATERIAL TECHNOLOGY AND PRODUCT APPLICATIONS

     We have developed a number of product applications for the NuPro material. The commercialization and sale of these new product applications are relatively new ventures with high costs, expenses, difficulties, and delays associated with commercialization of new products. Such new product application development necessitates the development of new production processes for cost effective manufacture in commercial quantities. We have developed a distribution plan for each product application, either through an internal sales and marketing organization or through establishing relationships with companies with existing distribution networks. This development process typically spans over a period of years. We have expended substantial sums on accomplishing development of new product applications. Additional funds will be expended for the new product and process development and marketing activities to continue. We expect that the source of funds for such expenses for the next 12 months will be from the proceeds of the conversion of debentures and exercise of warrants under our regulation S offering.

     Although we may develop applications for the NuPro material that have been previously created with steel, alloys, wood, plastic, fiberglass, plastic foam, or other materials, the market for products created with the NuPro material is in an early stage of development. Because this market is only beginning to develop, it is difficult to assess the size of this market and the product features and prices, the optimal distribution and manufacture strategy, and the competitive environment that will develop in this market.

     UNCERTAINTY OF ACCEPTANCE OF THE NUPRO MATERIAL

     The NuPro material and its applications are still being developed and commercialized. There can be no assurance that we will be able to continue to develop applications for the NuPro material or that any product applications for the NuPro material will achieve market acceptance. The failure of the product applications of the NuPro material to achieve market acceptance, or maintain such acceptance, if achieved, could have a material adverse effect on our business, financial condition, and results of operations.

     DEPENDENCE ON NON-PATENTED PROPRIETARY RIGHTS AND KNOW-HOW

     Our success depends, in part, upon our intellectual property rights relating to our production process and other operations. We anticipate that we will rely on a combination of trade secret, nondisclosure, and other contractual arrangements, confidentiality procedures, and patent, copyright, and trademark laws, to protect our proprietary rights.

     We use non-patented proprietary technology for manufacturing the NuPro material. We believe that the non-patented proprietary NuPro material will be protected under trade secret, contractual, and other intellectual property rights that do not afford the statutory exclusivity possible for patented products and processes. To protect our proprietary technology, we mix the proprietary component of the NuPro material in a secure environment at one of our facilities. The production processes to manufacture products from the NuPro material are not proprietary; however, there is a certain amount of "know-how" that we have gained which would hinder a person taking the NuPro material and introducing it into the conventional manufacturing environment.

     There can be no assurance that the steps we have taken with respect to our proprietary technology and technical know-how will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. Our proprietary information may also become known to or independently developed by competitors, or our non-patented proprietary rights may be challenged. Such events could have a material adverse effect on our business, financial condition, and results of operations.

     COMPETITION

     Competition in the markets for industrial materials, which includes, among other things, steel, plastics, wood, and fiberglass, is largely based upon quality and price. Many of our competitors have greater financial resources than those available to our company and certain competitors spend substantially greater amounts for advertising and promotion. In addition, many of our competitors are more established and have greater name recognition.

     INTRODUCTION OF NEW PRODUCT APPLICATIONS

     Our success will primarily depend upon our ability to introduce new product applications that achieve market acceptance. To meet these challenges, we invest and expect to continue to invest in the development of new product applications and production processes. There can be no assurance that we will be able to respond effectively to the needs of emerging markets or that markets will develop for any product applications introduced or under development by our company.

     ENVIRONMENTAL LIABILITIES

     Actions by Federal, state, and local governments concerning environmental matters could result in environmental laws or regulations that could increase the cost of producing the NuPro material and the product applications developed by our company, or otherwise adversely affect the demand for the NuPro material. At present, during our early stage of development, environmental laws and regulations do not have a material adverse effect upon the demand for the NuPro material. In addition, certain of our operations are subject to Federal, state, and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage, and disposal of solid and hazardous wastes. While we have not had to make significant capital expenditures for environmental compliance, we cannot predict with any certainty our future capital expenditure requirements relating to environmental compliance because of continually changing compliance standards and technology. We do not have insurance coverage for environmental liabilities and does not anticipate obtaining such coverage in the future.

     We are also subject to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, and similar state laws which impose liability without regard to fault or to the legality of the original action, on certain classes of persons (referred to as potentially responsible parties, or PRPs) associated with the release or threat of release of certain hazardous substances into the environment. Generally, liability of PRPs to the government under CERCLA is joint and several. Financial responsibility for the remediation of contaminated property or for natural resources damage can extend to properties owned by third parties. We believe that we are in substantial compliance with all environmental laws applicable to our business. There can be no assurance that we will respond effectively to changes in CERCLA and similar state laws, if necessary, relating to the release or threat of release of certain hazardous substances into the environment.

     PRODUCT LIABILITY CLAIMS

     The manufacture of the NuPro material could expose us to the risk of product liability claims. While we have had no material liability with respect to product liability claims to date, we are still in our development stages. After we begin production and achieves sales, product liability claims could have a material adverse effect on our business, financial condition, and results of operations. While we maintain product liability insurance against the possibility of defective product claims, there can be no assurance that such insurance would be sufficient to protect our company against liability from such claims.

     DEPENDENCE ON KEY PERSONNEL

     Our activities, including exploitation and development of innovative polymer composite formulations, and, as a result, our future success, will depend to a significant extent on our senior management and other key employees. Certain of our officers have engaged in related activities in Germany, Canada, and the United States for approximately 35 years. Our Chief Executive Officer and President, Luba Veselinovic, is not our employee but is serving in such capacities pursuant to an agreement between our company and Krida Overseas, which is controlled by Mr. Veselinovic and employs Mr. Veselinovic. The terms of the agreement provide for a consulting relationship in which we pay Krida Overseas to receive the services of certain employees of Krida Overseas. The agreement does not create an employment relationship between our company and the Krida Overseas employees, including Mr. Veselinovic, but establishes terms under which such employees of Krida Overseas provide services for our company. As our President and Chief Executive Officer, Mr. Veselinovic will be primarily responsible for the day-to-day operations of our company and serve our company in a policy-making capacity. Any interruption of or default by our company under the agreement may result in our company losing the services of Mr. Veselinovic, which could have a material adverse effect on our business, financial condition, and results of operations.

     We also believe that our future success will depend in a large part on our ability to attract and retain key employees. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could have a material adverse effect on our business, financial condition, and results of operations.

     CONFLICTS RELATING TO THE MANAGEMENT OF OUR COMPANY

     Krida Overseas, which is controlled by Luba Veselinovic, our President and Chief Executive Officer, owns the technology relating to the NuPro material and licenses to our company the right to use and market the NuPro material in our operations pursuant to the Krida license. Any interruption of or default by our company under the license agreement may result in our company losing all or a portion of our exclusive right to use, develop, and market the NuPro material, which would have a material adverse effect on our business, financial condition, and results of operations. As an officer of our company, Mr. Veselinovic has fiduciary obligations to our stockholders, which may conflict with his own interests as an affiliate of the owner of the NuPro material.

     POLITICAL FACTORS

     Certain critical functions and operations of our company are carried out in Mexico in accordance with the North American Free Trade Agreement. Any political unrest in Mexico could have a material adverse effect on our company and our business activities. Direct foreign investment is often subject to specific local political risks, including but not limited to, change of laws, lack of enforcement or discriminatory enforcement of laws, acts of violence, or other unforeseen events. Occurrence of any one or more of these events could have a material adverse effect on our business, financial condition, and results of operations.

     ECONOMIC FACTORS

     Direct foreign investment in other countries involves potential economic factors such as currency devaluation, inflation, interest rate fluctuations, exchange controls, restrictions on currency repatriation, unidentified adverse changes in internal or international policies, and changes in world economic conditions. Occurrence of any one or more of these or similar factors may have a material adverse effect on our business, financial condition, and results of operations.

     CURRENCY FLUCTUATION

     We have significant operations located in Mexico. Currently, the Mexican Peso may be readily exchanged for U.S. currency in Mexican banks, and the exchange rate relating to Mexican Peso has been generally stable for the past five years in comparison to the exchange rate fluctuations relating to the currencies of certain other countries. The current exchange rate for Mexican Peso could change at any time by the direction of the government or economic developments and such changes could have a material adverse effect on our business, financial condition, and results of operations.

     We anticipate that we will acquire a substantial portion of our chemical supplies from sources in Mexico and Venezuela. To the extent the exchange rate for currencies in any of such countries fluctuates significantly, such fluctuations could make our chemical supplies more expensive to acquire and, as a result, could have a material adverse effect on our business, financial condition, and results of operations.

     LABOR MATTERS

     The operating activities that our company is establishing in Mexico require the engagement and expertise of local labor. Various issues with employees could be raised, such as wages, working conditions, security, housing, hours of work, advancement, and medical plans. Any difficulties in relationships with employees could have a material adverse effect on our business, financial condition, and results of operations.

     POSSIBLE ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER PROVISIONS.

     Our certificate of incorporation authorizes our board of directors to issue, without stockholder approval, one or more series of preferred stock having such preferences, powers, and relative, participating, optional, and other rights (including preferences over our common stock respecting dividends and distributions and voting rights) as the board of directors may determine. The issuance of this "blank-check" preferred stock could render more difficult or discourage an attempt to obtain control of our company by means of a tender offer, merger, proxy contest, or otherwise.

     ISSUANCE OF ADDITIONAL SECURITIES; DILUTIVE EFFECT

     We have the authority to offer shares of preferred stock, additional shares of common stock, or other equity or debt securities for cash, in exchange for property or otherwise. Stockholders will have no preemptive rights to acquire any such securities, and any such issuance of equity securities could result in dilution of an existing stockholder's investment in our company. In addition, our board of directors has the authority to issue shares of preferred stock having preferences and other rights superior to our common stock.

     LIMITED MARKET FOR COMMON STOCK

     Our common stock is covered by Securities and Exchange Commission rules that impose additional sales practice requirements on broker-dealers who sell securities priced at under $5.00 (so-called "penny stocks") to persons other than established customers and accredited investors (generally institutions with assets in excess of $5 million or individuals with net worth in excess of $1 million or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by such rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Moreover, such rules also require that brokers engaged in secondary sales of penny stocks provide customers written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and ask prices, disclosure of the compensation to the broker-dealer, and disclosure of the salesperson working for the broker-dealer. Consequently, the rules may affect the ability of broker-dealers to sell our common stock and also may affect the ability of persons receiving such common stock to sell their common stock in the secondary market. These trading limitations tend to reduce broker-dealer and investor interest in "penny stocks" and could operate to inhibit the ability of our common stock to reach a $3 per share trading price that would make it eligible for quotation on NASDAQ, even if we otherwise qualify for quotation on NASDAQ.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     All legal proceedings and actions involving our company or our property, are of an ordinary and routine nature incidental to our operations. Management believes that such proceedings should not, individually or in the aggregate, have a material adverse effect on our business, financial condition, or results of operations. None of our officers, directors, or beneficial owners of 5% or more of our outstanding securities is a party adverse to our company nor do any of the foregoing individuals have a material interest adverse to our company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

          None

     (b) Reports on Form 8-K:

          None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NUPRO INNOVATIONS INC.


Dated:  May 10, 2001               By:    /s/ Luba Veselinovic
                                          --------------------------------------
                                   Name:  Luba Veselinovic
                                   Title: Chief Executive Officer and President
                                          (Principal Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  May 10, 2001               By: /s/ Elke Veselinovic
                                       --------------------------------------
                                       Elke Veselinovic
                                       Treasurer, Director
                                       (Principal Financial Officer)


Dated:  May 10, 2001               By: /s/ Ernesto Zaragoza de Cima
                                       --------------------------------------
                                       Ernesto Zaragoza de Cima
                                       Vice President, Director


Dated:  May 10, 2001               By: /s/ Lawrence J. McEvoy Jr.
                                       --------------------------------------
                                       Lawrence J. McEvoy Jr.
                                       Secretary, Director


Dated:  May 10, 2001               By: /s/ Charles H. Green
                                       --------------------------------------
                                       Charles H. Green
                                       Director


Dated:  May 10, 2001               By: /s/ Reiner Becker
                                       --------------------------------------
                                       Reiner Becker
                                       Director