Form 10QSB
period 2001-06-30
NUPRO INNOVATIONS INC
filed 2001-08-09
CIK 1100282

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001   Commission file number: 000-28433


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

     As of August 6, 2001, there were 14,441,575 shares of the Common Stock, $.001 par value, of the Company outstanding.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements ...............................................3

         Condensed Balance Sheets
           June 30, 2001 and December 31, 2000 ..............................3

         Condensed Statements of Loss and Deficit
           Three months ended June 30, 2001 and May 31, 2000 ................4
           Six months ended June 30, 2001 and May 31, 2000 ..................5

         Condensed Statements of Cash Flow
           Six months ended June 30, 2001 and May 31, 2000 ..................6

         Notes to Condensed Financial Statements ............................7

Item 2.  Plan of Operation ..................................................8

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings .................................................16
Item 2.  Changes in Securities and Use of Proceeds .........................16
Item 3.  Defaults Upon Senior Securities ...................................16
Item 4.  Submission of Matters to a Vote of Security Holders ...............16
Item 5.  Other Information .................................................16
Item 6.  Exhibits and Reports on Form 8-K ..................................16

SIGNATURES .................................................................17

                                     PART I

                              FINANCIAL INFORMATION

NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
--------------------------------------------------------------------------------

                                                   June 30           December 31
                                                     2001                2000
                                                  ----------          ----------
                                                 (Unaudited)
ASSETS

CURRENT
  Cash                                            $2,399,995          $2,825,074
  Accounts Receivable                                112,030             130,221
  Inventory                                          109,306              57,143
  Prepaid Expenses                                    33,164              11,555
                                                  ----------          ----------
      Total Current Assets                         2,654,495           3,023,993

PROPERTY AND EQUIPMENT                             4,600,461           4,156,112

OTHER
  Accounts Receivable - TopTrac, S.A. de C.V          90,189              90,189
  Deposits                                            48,025               8,355
                                                  ----------          ----------
                                                     138,214              98,544
                                                  ----------          ----------
                                                  $7,393,170          $7,278,649
                                                  ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
  Notes payable                                   $       --          $    5,827
  Accounts Payable                                   140,022             249,352
  Accrued Liabilities                                 21,649             179,543
  Accrued Management Fees and Salaries               561,690             564,714
  Current position of long-term liabilities           56,454              50,718
                                                  ----------          ----------
      Total Current Liabilities                      779,815           1,050,154

LONG-TERM LIABILITIES                                     --             154,328

CONVERTIBLE DEBENTURES                                    --                  --

COMMITMENTS AND CONTINGENCIES                             --                  --

SHAREHOLDERS' EQUITY                               6,613,355           6,074,167
                                                  ----------          ----------

                                                  $7,393,170          $7,278,649
                                                  ==========          ==========

NUPRO INNOVATIONS INC.                                               (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF LOSS AND DEFICIT
THREE MONTHS ENDED JUNE 30, 2001 AND MAY 31, 2000
--------------------------------------------------------------------------------

                                                          June 30                 May 31
                                                           2001                    2000
                                                        ------------           ------------
Revenue, primarily interest earned                      $     36,296           $     40,207
                                                        ------------           ------------
Costs and expenses:
  Development, pre-production, and administration            323,030                273,255
  Financial, primarily interest                                1,880                 30,432
  Depreciation and amortization                                5,220                  6,308
                                                        ------------           ------------
                                                             330,130                309,995
                                                        ------------           ------------

Loss before income tax benefits                             (293,834)              (269,788)

Income tax benefits                                               --                     --

                                                        ------------           ------------
Net loss                                                $   (293,834)          $   (269,788)
                                                        ============           ============

Net loss per common share (basic and diluted)           $      (0.02)          $      (0.02)
                                                        ============           ============

Weighted average shares outstanding                       14,429,212             12,617,218
                                                        ============           ============

Net Loss                                                $   (293,834)          $   (269,788)

Other comprehensive income (loss):
  Foreign currency translation adjustment                     91,224                (32,752)
                                                        ------------           ------------

Total comprehensive income (loss)                       $   (202,610)          $   (302,540)
                                                        ============           ============

NUPRO INNOVATIONS INC.                                               (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF LOSS AND DEFICIT
SIX MONTHS ENDED JUNE 30, 2001 AND MAY 31, 2000
--------------------------------------------------------------------------------

                                                                                                 Deficit
                                                                                               Accumulated
                                                                                               During the
                                                          June 30             May 31           Development
                                                            2001               2000               Stage
                                                        ------------       ------------       ------------
Revenue, primarily interest earned                      $     79,732       $     88,536       $    331,250
                                                        ------------       ------------       ------------
Costs and expenses:
  Development, pre-production, and administration            570,803            533,033          3,577,857
  Stock issued for investors' "sweat equity"                      --                 --          3,252,600
  Loss on impairment and disposition of properties                --                 --            321,794
  Financial, primarily interest                                4,255             54,409            819,624
  Depreciation and amortization                               17,296              9,873            189,182
                                                        ------------       ------------       ------------
                                                             592,354            597,315          8,161,057
                                                        ------------       ------------       ------------

Loss before income tax benefits                             (512,622)          (508,779)        (7,829,807)

Income tax benefits                                               --                 --                 --
                                                        ------------       ------------       ------------
Net loss                                                $   (512,622)      $   (508,779)      $ (7,829,807)
                                                        ============       ============       ============

Net loss per common share (basic and diluted)           $      (0.04)      $      (0.04)
                                                        ============       ============

Weighted average shares outstanding                       14,356,479         12,617,218
                                                        ============       ============

Net Loss                                                $   (512,622)      $   (508,779)      $ (7,829,807)

Other comprehensive income (loss):
  Foreign currency translation adjustment                    115,597            (32,752)           145,235
                                                        ------------       ------------       ------------

Total comprehensive income (loss)                       $   (397,025)      $   (541,531)      $ (7,684,572)
                                                        ============       ============       ============

NUPRO INNOVATIONS INC.                                               (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOW
SIX MONTHS ENDED JUNE 30, 2001 AND MAY 31, 2000
--------------------------------------------------------------------------------

                                                                                                       Accumulated
                                                                                                       During the
                                                                 June 30              May 31           Development
                                                                   2001                2000               Stage
                                                               ------------        ------------        ------------
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
  Net loss for the period                                     $   (512,622)       $   (508,779)       $ (7,829,807)
  Adjustments to reconcile net loss to net cash
   Depreciation                                                     17,296               9,873             189,182
   Loss on disposal of obsolete equipment                               --                  --             130,141
   Stock issued for "sweat equity"                                      --                  --           3,252,600
   Impairment loss on pre-production plant                              --                  --              71,841
   Interest and fees paid with stock                                    --                  --             330,058
   Accounts receivable                                              18,191            (163,561)           (198,317)
   Inventories                                                     (52,163)                 --            (109,306)
   Prepaid expense                                                 (21,609)            (20,058)            (30,591)
   Accounts payable and accrued liabilities                       (267,224)           (182,515)            176,118
   TrucTech Payables and accruals paid with NuPro stock                 --                  --             370,348
   Accrued management fees and salaries                             (3,024)             75,000             291,190
                                                              ------------        ------------        ------------
                                                                  (821,155)           (790,040)         (3,356,543)
                                                              ------------        ------------        ------------
INVESTING ACTIVITIES
  Purchase of capital assets                                      (461,645)         (1,067,072)         (5,083,543)
  Deposits                                                         (39,670)             (1,524)            (48,025)
                                                              ------------        ------------        ------------
                                                                  (501,315)         (1,068,596)         (5,131,568)
                                                              ------------        ------------        ------------
FINANCING ACTIVITIES
  Notes payable                                                     (5,827)           (100,231)                 --
  Increase in (repayment of) long-term liabilities                 (49,877)            (25,169)            242,301
  Repayment of pre-combination advances from NuPro                      --                  --             204,508
  Advances from (repayments to) shareholders                            --                  --              34,229
  Foreign currency translation adjustment                          115,597             (32,752)            145,235
  Common stock subscribed and paid, net of costs                   837,498                  --          10,261,833
                                                              ------------        ------------        ------------
                                                                   897,391            (158,152)         10,888,106
                                                              ------------        ------------        ------------

INCREASE (DECREASE) IN CASH FOR THE PERIOD                        (425,079)         (2,016,788)          2,399,995

CASH, BEGINNING OF PERIOD                                        2,825,074           4,387,983                  --
                                                              ------------        ------------        ------------

CASH, END OF PERIOD                                           $  2,399,995        $  2,371,195        $  2,399,995
                                                              ============        ============        ============

NUPRO INNOVATIONS INC.                                               (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2001 AND  MAY 31, 2000
--------------------------------------------------------------------------------

1. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company as of June 30, 2001 and the results of operations and cash flows for the interim periods ended June 30, 2001 and May 31, 2000. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of the results to be expected for the entire fiscal year. The disclosures in the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 should be read in conjunction with these interim financial statements.

2. Warrants for 335,000 shares of common stock at $2.50 have been exercised and paid during the six-month period ended June 30, 2001. A loan from a shareholder has also been converted to common stock at $2.00 per share resulting in the issuance of approximately 49,000 shares.

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

     During the second quarter of fiscal year 2001, we conducted internal tests on the strength and hardness qualities of the NuPro material. The preliminary results of such tests revealed that the NuPro material has superior strength and hardness qualities than similar materials such as ABS and polycarbonate. We will continue testing and comparing the NuPro material to other materials and specifications. We expect to have results of final tests on the NuPro material and comparisons to other materials, which will be verified by an independent third party and published, by the end of the third quarter of fiscal year 2001.

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

     PRODUCT APPLICATIONS

     We are in the process of establishing customer relationships with manufacturers for the development of several product applications for the NuPro material. Such development will include feasibility studies, product design and engineering, prototype model and mold fabrication, prototype manufacture, testing, and customer approval. To date, prospective customers who are interested in using the NuPro material to manufacture pallets, deck boards, golf drivers, and food processing trays have funded all or a portion of the development process for their respective product applications. In addition, we have developed applications for the NuPro material for a truck bed enclosure and are in the process of developing a pallet top. We currently anticipate accelerating product development and commencing sales activities during the fourth quarter of fiscal year 2001.

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

     In implementing our business strategy, we have identified the following areas of emphasis:

     *    DEVELOP AND  INTRODUCE  NEW PRODUCT  APPLICATIONS.  We believe that we
          must  continue  to  develop  and  offer   manufacturers   new  product
          applications for the NuPro material.

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

     RESEARCH AND DEVELOPMENT

     We anticipate that we will continue research and development to enhance the technology of the NuPro material and existing product applications and create additional product applications for the NuPro material over the next 12 months. During the first and second quarters of fiscal year 2001, we incurred research and development expenses of $112,000. We anticipate that research and development expenses for the third and fourth quarters of fiscal year 2001 will be approximately $150,000 We expect that the source of funds for such expenses will be from the proceeds of our regulation S offering. Of the $150,000 in anticipated research and development expenses for the third and fourth quarters of fiscal year 2001, (i) approximately $20,000 will be attributable to training employees and development of test procedures; (ii) approximately $40,000 is expected to be spent on personnel and labor expenses relating to our research and development activities; (iii) approximately $40,000 is expected to be spent on chemicals and supplies; and (iv) approximately $50,000 is expected to be spent on general overhead expenses relating to our research and development activities.

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

     During fiscal year 2000, we expended approximately $900,000 for the purchase of equipment, including $250,000 in testing equipment. During the first and second quarters of 2001, we acquired additional equipment for approximately $250,000 including $50,000 in testing equipment. We anticipate that we will incur costs of approximately $50,000 in the third and fourth quarters of fiscal year 2001 in connection with the purchase, installation and testing of additional production equipment. We expect that the source of funds for such expenses will be from the proceeds of our regulation S offering. We consider our current testing equipment to be substantially sufficient for our current and anticipated operations for the next 12 months. Substantially all the testing equipment has been installed, calibrated, and certified by independent sources during the first and second quarters of fiscal year 2001. We expect to have all production equipment installed during the third and fourth quarters of fiscal year 2001. We currently anticipate accelerating product development and commencing sales activities during the fourth quarter of fiscal year 2001.

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

     NO SALES

     We are attempting to commercialize a new technology, an industrial composite material called the NuPro material, and have no invoiced sales to date. Although we have received funding from potential manufacturing customers that may use the NuPro material towards the development and prototyping of a deck board product application, a shipping pallet product application, and a golf driver product application and have completed prototyping of a food processing tray product application, we have not executed any product orders of the NuPro material or manufacturing lines to date. Our results of operations may be unpredictable from quarter to quarter as a result of numerous factors, including fluctuations in the development and design of our current and future product applications for the NuPro material, market acceptance of our current or future product applications for the NuPro material, the timing of orders and shipments of the NuPro material, or the introduction or announcement of competitive composite materials or products. We currently anticipate accelerating product development and commencing sales activities during the fourth quarter of fiscal year 2001. There can be no assurance that we will be able to achieve significant revenue from sales of the NuPro material or product applications in the future.

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

     MANAGEMENT OF GROWTH

     We recently completed the construction of our research and development facilities and two manufacturing facilities. In addition, we have completed the acquisition, installation and testing of equipment. Moreover, we have experienced growth in product application, development, and prototyping and expect to begin providing the NuPro material and turnkey manufacturing lines during fiscal year 2001. This growth in our business has resulted in an increase in the responsibilities of our management and is expected to place added pressures on our operating and financial systems. Our ability to assimilate new personnel will be critical to our performance, and there can be no assurance that the management and systems currently in place will be adequate if our operations continue to expand or that we will be able to implement additional systems successfully and in a timely manner as required.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 20, 2001, the Company held its 2001 Annual Meeting of Shareholders (the "Annual Meeting"). Stockholders representing 10,145,571 shares or 70.7% of the shares entitled to vote at the Annual Meeting (14,341,575 shares) were present in person or by proxy. All of the directors standing for re-election were elected at the Annual Meeting and all the proposals were passed. The following sets forth the voting results on the election of directors and the proposals submitted to shareholders at the Annual Meeting:

     1.   Election of Directors.

          Director                              Votes for        Votes withheld
          --------                              ---------        --------------
          Ernesto Zaragoza de Cima             10,145,571             -0-
          Lawrence J. McEvoy Jr.               10,145,571             -0-
          Elke Veselinovic                     10,145,571             -0-
          Charles H. Green                     10,145,571             -0-
          Reiner Becker                        10,145,571             -0-

     2.   Approval of S.E. Clark & Company P.C. as independent auditor:

          Votes for                           Votes Against        Abstentions
          ---------                           -------------        -----------
          9,986,040                                -0-               159,531

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          None.

     (b)  Reports on Form 8-K:

          None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NUPRO INNOVATIONS INC.


Date: August 8, 2001                By: /s/ Luba Veselinovic
                                        ----------------------------------------
                                    Name: Luba Veselinovic
                                    Title: Chief Executive Officer and President
                                           (Principal Executive Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: August 8, 2001               By: /s/ Elke Veselinovic
                                        ----------------------------------------
                                        Elke Veselinovic
                                        Treasurer, Director
                                        (Principal Financial Officer)


Dated: August 8, 2001               By: /s/ Ernesto Zaragoza de Cima
                                        ----------------------------------------
                                        Ernesto Zaragoza de Cima
                                        Vice President, Director


Dated: August 8, 2001               By: /s/ Lawrence J. McEvoy Jr.
                                        ----------------------------------------
                                        Lawrence J. McEvoy Jr.
                                        Secretary, Director


Dated: August 8, 2001               By: /s/ Charles H. Green
                                        ----------------------------------------
                                        Charles H. Green
                                        Director


Dated: August 8, 2001               By: /s/ Reiner Becker
                                        ----------------------------------------
                                        Reiner Becker
                                        Director