Form 10QSB
period 2001-09-30
NUPRO INNOVATIONS INC
filed 2001-11-13
CIK 1100282

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

               For the quarterly period ended September 30, 2001

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

     As of November 4, 2001, there were 14,441,575 shares of the Common Stock, $.001 par value, of the Company outstanding

================================================================================

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
                                                                            Page

Item 1. Financial Statements...................................................3

        Condensed Balance Sheets
          September 30, 2001 and December 31, 2000 ............................3

        Condensed Statements of Loss and Deficit
          Three months ended September 30, 2001 and August 31 2000 ............4
          Nine months ended September 30, 2001 and August 31 2000 .............5

        Condensed Statements of Cash Flow
          Nine months ended September 30, 2001 and August 31 2000..............6

        Notes to Condensed Financial Statements ...............................7

Item 2. Plan of Operation......................................................8

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings ....................................................15
Item 2. Changes in Securities and Use of Proceeds.............................15
Item 3. Defaults Upon Senior Securities.......................................15
Item 4. Submission of Matters to a Vote of Security Holders...................15
Item 5. Other Information.....................................................16
Item 6. Exhibits and Reports on Form 8-K......................................16

SIGNATURES....................................................................17

                                     PART I

                              FINANCIAL INFORMATION

--------------------------------------------------------------------------------
NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
--------------------------------------------------------------------------------

                                                     SEPTEMBER 30    DECEMBER 31
                                                         2001           2000
                                                      ----------     ----------
                                                      (UNAUDITED)
ASSETS

CURRENT
  Cash                                                $1,925,322     $2,825,074
  Accounts Receivable                                    103,759        130,221
  Inventory                                              159,396         57,143
  Prepaid Expenses                                        23,528         11,555
                                                      ----------     ----------
       Total Current Assets                            2,212,005      3,023,993

PROPERTY AND EQUIPMENT                                 4,596,572      4,156,112

OTHER
  Accounts Receivable - TopTrac, S.A. de C.V              90,189         90,189
  Deposits                                                15,594          8,355
                                                      ----------     ----------
                                                         105,783         98,544
                                                      ----------     ----------
                                                      $6,914,360     $7,278,649
                                                      ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
  Notes payable                                       $       --     $    5,827
  Accounts Payable                                        96,272        249,352
  Accrued Liabilities                                     32,979        179,543
  Accrued Management Fees and Salaries                   520,456        564,714
  Current position of long-term liabilities               45,028         50,718
                                                      ----------     ----------
       Total Current Liabilities                         694,735      1,050,154

LONG-TERM LIABILITIES                                         --        154,328

SHAREHOLDERS' EQUITY                                   6,219,625      6,074,167
                                                      ----------     ----------

                                                      $6,914,360     $7,278,649
                                                      ==========     ==========

--------------------------------------------------------------------------------
NUPRO INNOVATIONS INC.                                               (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF LOSS AND DEFICIT
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND AUGUST 31, 2000
--------------------------------------------------------------------------------

                                                   SEPTEMBER 30      AUGUST 31
                                                       2001            2000
                                                   ------------    ------------
Revenue, primarily interest earned                 $     23,270    $     28,059
                                                   ------------    ------------
Costs and expenses:
  Development, pre-production, and administration       243,901         212,996
  Financial, primarily interest                            (958)         29,852
  Depreciation and amortization                          18,312          11,598
                                                   ------------    ------------
                                                        261,255         254,446
                                                   ------------    ------------

Loss before income tax benefits                        (237,985)       (226,387)

Income tax benefits                                          --              --
                                                   ------------    ------------
Net loss                                           $   (237,985)   $   (226,387)
                                                   ============    ============

Net loss per common share (basic and diluted)      $      (0.02)   $      (0.02)
                                                   ============    ============

Weighted average shares outstanding                  14,441,575      12,617,218
                                                   ============    ============

Net Loss                                           $   (237,985)   $   (226,387)

Other comprehensive income (loss):
  Foreign currency translation adjustment              (155,747)         67,006
                                                   ------------    ------------

Total comprehensive income (loss)                  $   (393,732)   $   (159,381)
                                                   ============    ============

--------------------------------------------------------------------------------
NUPRO INNOVATIONS INC.                                               (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF LOSS AND DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND AUGUST 31, 2000
--------------------------------------------------------------------------------

                                                                                             DEFICIT
                                                                                           ACCUMULATED
                                                                                            DURING THE
                                                       SEPTEMBER 30        AUGUST 31       DEVELOPMENT
                                                           2001              2000             STAGE
                                                       ------------      ------------      ------------
Revenue, primarily interest earned                     $    103,002      $    116,595      $    354,520
                                                       ------------      ------------      ------------
Costs and expenses:
  Development, pre-production, and administration           814,705           746,029         3,821,759
  Stock issued for investors' "sweat equity"                     --                --         3,252,600
  Loss on impairment and disposition of properties               --                --           321,794
  Financial, primarily interest                               3,296            84,261           818,665
  Depreciation and amortization                              35,608            21,471           207,494
                                                       ------------      ------------      ------------
                                                            853,609           851,761         8,422,312
                                                       ------------      ------------      ------------

Loss before income tax benefits                            (750,607)         (735,166)       (8,067,792)
                                                       ------------      ------------      ------------
Net loss                                               $   (750,607)     $   (735,166)     $ (8,067,792)
                                                       ============      ============      ============

Net loss per common share (basic and diluted)          $      (0.05)     $      (0.06)
                                                       ============      ============
Weighted average shares outstanding                      14,385,156        12,617,218
                                                       ============      ============
Net Loss                                               $   (750,607)     $   (735,166)     $ (8,067,792)

Other comprehensive income (loss):
  Foreign currency translation adjustment                   (40,150)           34,254           (10,512)
                                                       ------------      ------------      ------------

Total comprehensive income (loss)                      $   (790,757)     $   (700,912)     $ (8,078,304)
                                                       ============      ============      ============

--------------------------------------------------------------------------------
NUPRO INNOVATIONS INC.                                               (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOW
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND AUGUST 31, 2000
--------------------------------------------------------------------------------

                                                                                                    ACCUMULATED
                                                                                                    DURING THE
                                                              SEPTEMBER 30         AUGUST 31        DEVELOPMENT
                                                                  2001               2000              STAGE
                                                              ------------       ------------       ------------
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
  Net loss for the period                                     $   (750,607)      $   (735,166)      $ (8,067,792)

  Adjustments to reconcile net loss to net cash
    Depreciation                                                    35,608             21,471            207,494
    Loss on disposal of obsolete equipment                              --                 --            130,141
    Stock issued for "sweat equity"                                     --                 --          3,252,600
    Impairment loss on pre-production plant                             --                 --             71,841
    Interest and fees paid with stock                                   --                 --            330,058
    Accounts receivable                                             26,462           (164,339)          (190,046)
    Inventories                                                   (102,253)          (115,783)          (159,396)
    Prepaid expense                                                (11,973)           (11,767)           (20,955)
    Accounts payable and accrued liabilities                      (299,644)            85,394            143,698
    TrucTech Payables and accruals paid with NuPro stock                --                 --            370,348
    Accrued management fees and salaries                           (44,257)          (100,501)           249,956
                                                              ------------       ------------       ------------
                                                                (1,146,664)        (1,020,691)        (3,682,052)
                                                              ------------       ------------       ------------
INVESTING ACTIVITIES
  Purchase of capital assets                                      (476,069)        (1,573,535)        (5,097,967)
  Deposits                                                          (7,239)           (64,775)           (15,594)
                                                              ------------       ------------       ------------
                                                                  (483,308)        (1,638,310)        (5,113,561)
                                                              ------------       ------------       ------------
FINANCING ACTIVITIES
  Notes payable                                                     (5,827)          (113,260)                --
  Increase in (repayment of) long-term liabilities                 (61,303)           (37,476)           230,875
  Repayment of pre-combination advances from NuPro                      --                 --            204,508
  Advances from (repayments to) shareholders                            --                 --             34,229
  Foreign currency translation adjustment                          (40,150)            34,254            (10,512)
  Common stock subscribed and paid, net of costs                   837,500                 --         10,261,835
                                                              ------------       ------------       ------------
                                                                   730,220           (116,482)        10,720,935
                                                              ------------       ------------       ------------

INCREASE (DECREASE) IN CASH FOR THE PERIOD                        (899,752)        (2,775,483)         1,925,322

CASH, BEGINNING OF PERIOD                                        2,825,074          4,387,983                 --
                                                              ------------       ------------       ------------

CASH, END OF PERIOD                                           $  1,925,322       $  1,612,500       $  1,925,322
                                                              ============       ============       ============

--------------------------------------------------------------------------------
NUPRO INNOVATIONS INC.                                               (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS
      NINE MONTHS ENDED SEPTEMBER 30, 2001 AND AUGUST 31, 2000
--------------------------------------------------------------------------------

1. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company as of September 30, 2001 and the results of operations and cash flows for the interim periods ended September 30, 2001 and August 31, 2000. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of the results to be expected for the entire fiscal year. The disclosures in the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 should be read in conjunction with these interim financial statements.

2. Warrants for 335,000 shares of common stock at $2.50 have been exercised and paid during the nine-month period ended September 30, 2001. A loan from a shareholder has also been converted to common stock at $2.00 per share resulting in the issuance of approximately 49,000 shares.

ITEM 2. PLAN OF OPERATION.

     The following plan of operation provides information that we believe is relevant to an assessment and understanding of our business and should be read in conjunction with the attached audited Consolidated Financial Statements and Notes thereto.

     NUPROTM, NUPRO INNOVATIONS INC.TM AND DESIGN ARE TRADEMARKS OR TRADE NAMES OF THE COMPANY.

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

     During the second and third quarter of fiscal year 2001, we conducted internal tests on the strength and hardness qualities of the NuPro material. The preliminary results of such tests were completed on October 26, 2001. An independent third party is in the process of reviewing such results and conducting additional tests. The preliminary results of such tests revealed that the NuPro material has superior strength and hardness qualities than similar materials such as ABS, polycarbonate, polypropylene, teflon and phenolic. We expect to have results of the verification and final tests on the NuPro material and comparisons to other materials by an independent third party during the fourth quarter of fiscal year 2001. There can be no assurance that the final results of the tests on the strength and hardness qualities of the NuPro material, as verified by an independent third party, will be as favorable as the preliminary results of such tests.

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

     PRODUCT APPLICATIONS

     We are in the process of establishing customer relationships with manufacturers for the development of several product applications for the NuPro material. Such development will include feasibility studies, product design and engineering, prototype model and mold fabrication, prototype manufacture, testing, and customer approval. To date, prospective customers who are interested in using the NuPro material to manufacture pallets, deck boards, golf drivers, and food processing trays have funded all or a portion of the development process for their respective product applications. Moreover, we have developed applications for the NuPro material for a truck bed enclosure and are in the process of developing a pallet top. During the third quarter we have accelerated product development and have been designing and prototyping shelter housing, shelter roofing, and a waste container. We continue to expect commencing sales activities during the fourth quarter of fiscal year 2001. There can be no assurance that we will be able to achieve significant revenue from sales of the NuPro material or product applications in the future.

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

     RESEARCH AND DEVELOPMENT

     We anticipate that we will continue research and development to enhance the technology of the NuPro material and existing product applications and create additional product applications for the NuPro material over the next 12 months. During the first three quarters of fiscal year 2001, we incurred research and development expenses of $197,000. We anticipate that research and development expenses for the fourth quarter of fiscal year 2001 will be approximately $65,000. We expect that the source of funds for such expenses will be from the proceeds of our regulation S offering. Of the $65,000 in anticipated research and development expenses for the fourth quarter of fiscal year 2001, (i) approximately $10,000 will be attributable to training employees and development of test procedures; (ii) approximately $20,000 is expected to be spent on personnel and labor expenses relating to our research and development activities; (iii) approximately $10,000 is expected to be spent on chemicals and supplies; and (iv) approximately $25,000 is expected to be spent on general overhead expenses relating to our research and development activities.

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

     During fiscal year 2000, we expended approximately $900,000 for the purchase of equipment, including $250,000 in testing equipment. During the first three quarters of 2001, we acquired additional equipment for approximately $290,000 including $65,000 in testing equipment. We anticipate that we will incur costs of approximately $10,000 in the fourth quarter of fiscal year 2001 in connection with the purchase, installation, testing and upgrading of additional production equipment. We expect that the source of funds for such expenses will be from the proceeds of our regulation S offering. We consider our current testing equipment to be substantially sufficient for our current and anticipated operations for the next 12 months. Substantially all the testing equipment has been installed, calibrated, and certified by independent sources during the first three quarters of fiscal year 2001. We expect to have all remaining production equipment installed during the fourth quarter of fiscal year 2001. We currently anticipate accelerating product development and commencing sales activities during the fourth quarter of fiscal year 2001. There can be no assurance that we will be able to achieve significant revenue from sales of the NuPro material or product applications in the future.

     EMPLOYEES

     We have retained 8 additional employees during the first three quarters of fiscal year 2001, which we believe will result in approximately $100,000 of additional employee compensation expense for fiscal year 2001. We believe that such additional employees will primarily perform engineering, management, production, and administrative functions for our company. We do not anticipate any additional hiring during the remainder of fiscal year 2001.

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

     RELIANCE ON SUPPLY OF RAW MATERIALS

     The NuPro material is a polyester/epoxy hybrid that requires a substantial amount of certain chemical constituents, primarily raw petro-chemical feedstocks. Although we believe that such chemical components are available from a number of suppliers, we anticipate that we will purchase such chemical constituents from a relatively small number of suppliers located in Mexico,

Korea, and the United States. Our ability to obtain adequate supplies of chemical compounds for the NuPro material depends on our success in entering into long-term arrangements with suppliers and managing the collection of supplies from geographically dispersed suppliers. The termination or interruption of our significant supplier relationships could subject our company to the risk that we would be unable to purchase sufficient quantities of raw materials to meet our production requirements or would have to pay higher prices for replacement supplies. The termination of significant sources of raw materials or payment of higher prices for raw materials could have a material adverse effect on our business, financial condition, and results of operations.

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

                                        NUPRO INNOVATIONS INC.


Date: November __, 2001                 By: /s/ Luba Veselinovic
                                            ------------------------------------
                                            Name: Luba Veselinovic
                                            Title: Chief Executive Officer and
                                                   President
                                                   (Principal Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  November __, 2001               By: /s/ Elke Veselinovic
                                            ------------------------------------
                                            Elke Veselinovic
                                            Treasurer, Director
                                            (Principal Financial Officer)


Dated:  November __, 2001               By: /s/ Ernesto Zaragoza de Cima
                                            ------------------------------------
                                             Ernesto Zaragoza de Cima
                                             Vice President, Director


Dated:  November __, 2001               By: /s/ Lawrence J. McEvoy Jr.
                                            ------------------------------------
                                             Lawrence J. McEvoy Jr.
                                             Secretary, Director


Dated:  November __, 2001               By: /s/ Charles H. Green
                                            ------------------------------------
                                            Charles H. Green
                                            Director


Dated:  November __, 2001               By: /s/ Reiner Becker
                                            ------------------------------------
                                            Reiner Becker
                                            Director