Form 10KSB
period 2001-12-31
NUPRO INNOVATIONS INC
filed 2002-04-15
CIK 1100282

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934:

                   For the Fiscal Year Ended December 31, 2001

                        Commission File Number 000-28433


                             NUPRO INNOVATIONS INC.
                 (Name of small business issuer in its charter)


           DELAWARE                                      86-0893269
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


      3296 EAST HEMISPHERE LOOP, TUCSON, ARIZONA 85706-5013 (520) 547-3510
          (Address, including zip code, and telephone number, including area code, of issuer's executive offices)


    Securities registered pursuant to Section 12(b) of the Exchange Act: NONE


                               Title of each class
                          COMMON STOCK, $.001 PAR VALUE


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form, 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year: $109,473

The number of shares of Common stock outstanding as of March 29, 2002 was 14,441,575. The aggregate market value of the Common stock of the registrant held by non-affiliates as of March 29, 2002 was approximately $3,915,546 based on the average bid and asked prices for such Common stock as reported on the OTC Bulletin Board.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement relating to its 2002 Annual Meeting of Stockholders to be held on June 21, 2002 are incorporated by reference into Part III, Items 9, 10, 11, and 12 of this report.

                             NUPRO INNOVATIONS INC.
                          ANNUAL REPORT ON FORM 10-KSB
                       FISCAL YEAR ENDED DECEMBER 31, 2001


                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

     ITEM 1.  DESCRIPTION OF BUSINESS.......................................   1
     ITEM 2.  DESCRIPTION OF PROPERTY.......................................   5
     ITEM 3.  LEGAL PROCEEDINGS.............................................   5
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   5

PART II

     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS...........................................   5
     ITEM 6.  PLAN OF OPERATION.............................................   7
     ITEM 7.  FINANCIAL STATEMENTS..........................................  12
     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE...........................  13

PART III

     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTIONS AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT....  13
     ITEM 10. EXECUTIVE COMPENSATION........................................  13
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT.........................................  13
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................  13

PART IV

     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..............................  13

SIGNATURES .................................................................  15

FINANCIAL STATEMENT ........................................................ F-1

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS EXPRESS OR IMPLIED FORWARD-LOOKING STATEMENTS. WE MAY MAKE ADDITIONAL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS FROM TIME TO TIME IN FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, IN OUR PRESS RELEASES, QUARTERLY CONFERENCE CALLS, OR OTHERWISE. THE WORDS "BELIEVES," "EXPECTS," "ANTICIPATES," "INTENDS," "FORECASTS," "PROJECTS," "PLANS," "ESTIMATES", AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE OR OPERATIONS AND SPEAK ONLY AS OF THE DATE THE STATEMENTS ARE MADE. WE CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS BECAUSE SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM SUCH STATEMENTS. FACTORS THAT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, OUR LIMITED OPERATING HISTORY, UNPREDICTABILITY OF OPERATING RESULTS, INTENSE COMPETITION IN VARIOUS ASPECTS OF ITS BUSINESS, THE RISKS OF RAPID GROWTH, OUR DEPENDENCE ON KEY PERSONNEL, UNCERTAINTY OF PRODUCT ACCEPTANCE, CHANGES IN LAWS AND REGULATIONS, CHANGES IN ECONOMIC CONDITIONS, AND AN INABILITY TO OBTAIN FINANCING, AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS FORM 10-KSB. ALTHOUGH WE BELIEVE THAT THE ASSUMPTIONS UNDERLYING OUR FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, WE CANNOT PROVIDE ANY ASSURANCE THAT THE RESULTS CONTEMPLATED IN SUCH FORWARD-LOOKING STATEMENTS WILL BE REALIZED. THE INCLUSION OF SUCH FORWARD-LOOKING INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY US OR ANY OTHER PERSON THAT WE WILL ACHIEVE THE CONTEMPLATED FUTURE EVENTS, PLANS, OR EXPECTATIONS. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE, REVIEW, OR REVISE ANY FORWARD-LOOKING STATEMENTS TO REFLECT ANY CHANGE IN OUR EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS, OR CIRCUMSTANCES ON WHICH WE BASED ANY SUCH STATEMENTS.

                                      (i)

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     NuPro Innovations Inc. was incorporated in the Canadian Province of Ontario on November 27, 1996, as TracTop Distributing Inc. On August 7, 1997, TracTop Distributing Inc. was domesticated in the State of Delaware in the United States of America under the name "NuPro Innovations Inc." When used in this report, unless the context requires otherwise, the terms "we," "us," "NuPro," or the "Company" refer to NuPro Innovations Inc., a Delaware corporation, and NuPro Innovation Mexico S.A. de C.V., or NuPro de Mexico, our majority owned subsidiary, which was incorporated under the laws of the United Mexican States. We are a development stage corporation with our principal offices located at 3296 East Hemisphere Loop, Tucson, Arizona 85706-5013. Our telephone number is
(520) 547-3510.

     NuPro(TM) and NuPro Innovations(TM) are trademarks or trade names of our Company.

     Pursuant to an asset purchase agreement, effective December 1, 1998, we acquired substantially all of the assets and liabilities of TrucTech, Inc., a Georgia corporation, in exchange for 7,333,333 shares of our common stock, par value $0.001 per share, which represented approximately 73% of our outstanding common stock immediately following the TrucTech acquisition. Certain current and former directors, officers, employees, and stockholders of our company were also directors, officers, employees, and stockholders of TrucTech.

     On February 4, 2002, we issued a press release announcing the death of our President and Chief Executive Officer, Luba Veselinovic. We also announced that our Board of Directors had appointed Elke Veselinovic, Treasurer and director, to the offices of President and Chief Executive Officer, and Charles H. Green, a director and member of the Audit Committee, to the office of Chief Financial Officer. In addition, we announced that our Board had also elected Reiner Becker, a director, as Chairman of the Board. Shortly thereafter, on February 16, Elke Veselinovic submitted her resignation to her recently appointed positions and our Board unanimously appointed Reiner Becker to the offices of President and Chief Executive Officer.

     In connection with such management changes, we immediately dedicated our resources to perform an evaluation and assessment of our assets, business plan, product applications, relationships with potential customers and suppliers, and capital resources. Based on the results of such process, we have arrived at preliminary decisions with respect to our plan of operation, certain product applications we had been developing, our rights to the proprietary technology for our plastic material, and new product applications for our proprietary plastic material.

     We have decided to restructure the focus of our operations in Mexico. We are actively pursuing negotiations with several potential independent contractors or joint venturers along the Arizona-Mexico border to perform some of the manufacturing phases of our plan of operations. This restructuring effort of our Mexican operations would allow us to partner with manufacturers with experience in the market, business, and culture of cross-border operations. Most importantly, the restructuring would allow us the opportunity to improve our capital resources and financial condition by providing additional funds with respect to the rent or sale of our subsidiary NuPro de Mexico's real estate holdings, the sale of other assets, termination of some contractual obligations, and the savings in transportation costs and general and administrative expenses. If we are not able to convert such assets into cash or if the amount obtained in connection with such conversion is not sufficient to satisfy our cash requirements for the next 12 months, we anticipate that we will attempt to raise additional funds through an offering of our securities. See "Description of Property" and "Plan of Operation - Operations."

     We cannot provide any assurances that we will be able to secure sufficient funds to satisfy our cash requirements for the next 12 months through a combination of funding of development costs by prospective customers for their respective product applications, revenue from sales, liquidation of assets, or capital raising activities through an offering of our securities. Our inability to secure additional funds through any or all of the discussed alternatives would have a material adverse effect on our business, financial condition, and results of operations.

NUPRO MATERIAL

     Krida Overseas Investment Trading Limited or Krida Cyprus, an entity incorporated in Cyprus, which is controlled by a relative of Luba and Elke Veselinovic, former Presidents and Chief Executive Officers of our company, claims ownership of a formula relating to a composite plastic industrial engineering material. Effective June 1, 1999, we entered into a Technology License Agreement with Krida Cyprus for the exclusive license to our company of the right to use and market their formula.

     Immediately after Luba Veselinovic's death, representatives of Mr. Veselinovic retrieved from our premises documents related to such formula and the ownership rights to such formula. Notwithstanding the effectiveness of the

Technology License Agreement, we do not have a copy or written evidence of such formula. Representatives of Krida Cyprus and Elke Veselinovic have refused the repeated requests of our management and Board of Directors to provide us with information about the formula for the composite plastic material. In connection with our evaluation of our business, former officers, directors, and outside legal counsel of our predecessor TrucTech provided us with information regarding ownership rights to the formula to produce the composite plastic material that Krida Cyprus claims to own. Based on that information, we believe that we acquired the ownership rights to the formula pursuant to the TrucTech acquisition. We are continuing our investigation into such matters and will take any actions necessary to protect what we believe are our assets and rights under any contractual arrangements. See "Legal Proceedings."

     Currently, we are in the process of developing our own formula for a composite plastic industrial engineering material called the NuPro Material. We cannot provide any assurances that we will be able to develop our formula for a NuPro Material, or, if we are successful, that the NuPro Material will achieve market acceptance or be profitable.

BUSINESS STRATEGY

     Our focus remains to provide a composite plastic industrial engineering material and solutions for various industrial applications. We believe that customers that manufacture products with the NuPro Material may realize certain competitive advantages with respect to product performance and costs of production. We will continue to develop and offer manufacturers new product applications for the NuPro Material.

     Our business strategy includes (i) identifying large-scale manufacturing, industrial, and commercial market segments in which the substitution of the NuPro Material for existing conventional materials will provide the user with a higher quality product at a lower price; (ii) furnishing our customers with turnkey manufacturing packages, which include training with respect to the manufacturing process, for a particular product application of the NuPro Material; and (iii) supplying the proprietary materials necessary for the creation and manufacture of the NuPro Material.

PRODUCT APPLICATIONS

     As a result of the changes in management that occurred on or about February 16, 2002, we were forced to reevaluate our business strategies. Previously, we were in the process of designing and prototyping various product applications for the NuPro Material. Such applications included pallets, deck boards, golf drivers, food processing trays, a truck bed enclosure, and housing construction products for the country of Romania. However, based on a number of factors, including, but not limited to, our current status as a development-stage company, the market position and financial capabilities of our competitors, and specific financial and logistic considerations related to each of such product applications, we have made preliminary determinations that such product applications for the NuPro Material are neither economically viable nor feasible. We will continue to consider such product applications in the future if any of the variables that made such product applications not viable change.

     We have identified new potential applications that we believe offer a greater opportunity for our success. In connection with such new applications, we have initiated the process of establishing customer relationships for the development of several product applications for the NuPro Material. Such development will include feasibility studies, product design and engineering, prototype model and mold fabrication, prototype manufacture, testing, and customer approval. Currently, we are in the process of developing applications for the NuPro Material for use in the copper mining industry, audio component industry, and containers industry. We anticipate that we will begin manufacturing some of such products during the third quarter of fiscal year 2002. We cannot provide any assurances, however, that we will be successful in designing and prototyping the new product applications, or, if we are successful, that such applications will achieve market acceptance or be profitable.

CUSTOMERS; SALES AND MARKETING

     We anticipate that our customers will be manufacturers of different products developed with composite industrial materials. We expect that products developed with the NuPro Material will be distributed by such manufacturers to consumers. We plan to market the NuPro Material and its turnkey manufacturing packages to both existing manufacturers with established manufacturing operations and new manufacturers in need of a turnkey approach to the production process.

     In addition, our marketing strategy also focuses on establishing customer relationships and strategic partnerships with manufacturers at the outset of our development of a specific product application of the NuPro Material. In some cases, we will seek funding from our strategic partner for the development process, which includes feasibility studies, product design and engineering, prototype model and mold fabrication, prototype manufacture, testing, and customer approval. After the development process is complete, we will provide the turnkey manufacturing process and proprietary chemicals for the manufacture of the product application with the NuPro Material. As of the end of fiscal year 2001, we have not incurred any expenses relating to the direct marketing and advertising of the NuPro Material and our turnkey manufacturing packages. We do not anticipate any substantial marketing expenditures during the next 12 months. Such expenditures, if any, will depend on and be limited by our financial condition.

COMPETITION

     We compete with other manufacturers of composite industrial materials such as steel, plastics, fiberglass, and wood. Our competitors in the steel, plastics, fiberglass, and wood businesses, among others, are more established, have greater financial resources than we do, spend substantially more for advertising and promotion, and have greater name recognition and marketing resources than we do. In addition, while our competitors' products have achieved market acceptance, the NuPro Material is still being commercialized and we cannot provide any assurances that it will be able to achieve and maintain market acceptance or be profitable. See "Plan of Operation - Factors that May
Affect Future Operating Results - Uncertainty of Acceptance of the NuPro Material and Competition."

REGULATION AND ENVIRONMENTAL CONSIDERATIONS

     We are currently not subject to any environmental proceedings. During the year ended December 31, 2001, we did not make any material expenditure for environmental control facilities, nor do we currently anticipate any such future expenditures. Actions by international, federal, state, and local governments concerning environmental matters could result in laws or regulations that could increase the cost of producing the NuPro Material or otherwise adversely affect the demand for our product applications. However, certain of our operations are subject to international, federal, state, and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage, and disposal of solid and hazardous wastes. While we have not had to make significant capital expenditures for environmental compliance, we cannot predict with any certainty our future capital expenditure requirements relating to environmental compliance because of continually changing compliance standards and technology. We do not have insurance coverage for environmental liabilities and do not anticipate obtaining such coverage in the near future. See "Plan of Operation - Factors that May Affect Future Operating Results - Environmental Liabilities."

     We are also subject to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, and similar state laws which impose liability without regard to fault or to the legality of the original action, on certain classes of persons (referred to as potentially responsible parties, or PRPs) associated with the release or threat of release of certain hazardous substances into the environment. We have not been classified as a PRP under CERCLA. See "Plan of Operation - Factors that May Affect Future Operating Results - Environmental Liabilities."

RESEARCH AND DEVELOPMENT

     We maintain a development program devoted to the NuPro Material and its product applications. Development activities include designing new and improved products and product applications, testing and enhancing chemical formulations to generate differing properties in the NuPro Material, and prototyping model and mold fabrications. Our development, pre-production, and administration expenditures were approximately $866,064 in fiscal year 2000 and $1,165,864 in fiscal year 2001. We do not anticipate any substantial research and development expenditures during the next 12 months. Such expenditures, if any, will depend on and be limited by our financial condition.

INTELLECTUAL PROPERTY

     Our success depends, in part, upon our intellectual property rights relating to our production process and other operations. We anticipate that we will rely on a combination of trade secret, nondisclosure, and other contractual arrangements, confidentiality procedures, and patent, copyright, and trademark laws, to protect our proprietary rights. We have filed applications for the federal registration of our NuPro(TM) and NuPro Innovations(TM) marks. See "Description of Business - NuPro Material" and "Legal Proceedings."

EMPLOYEES

     As of December 31, 2001, we had 23 full-time employees including 13 in NuPro de Mexico, of whom 5 had executive or managerial responsibilities. None of our employees are represented by a union. We consider our relations with our employees to be good. See "Plan of Operation - Employees."

     Our potential success is substantially dependent on the services of Reiner Becker, Charles H. Green, Tom Fritsch, and Jens Rossfeldt. Mr. Becker has served as a member of our Board of Directors since January 2000. Mr. Becker has more than 10 years experience in international management consulting, primarily in restructuring/reengineering of companies in the manufacturing industry throughout the European Union in connection with specific tasks of executive search. Mr. Becker has been a self-employed management consultant since 1993. Prior to the management consulting, he served as International Marketing and Sales Manager for the Beck's Beer Brewery, Bremen, Germany. He was responsible for the Americas, Australia, Belgium, and the former Soviet Union. Mr. Becker received his Bachelor's Degree in Business Economics from the University of Saarland in Saarbrueken, Germany, in 1987.

     Mr. Green has served as a director of the Company since January 2000 and as the Chief Financial Officer since February 2, 2002. Prior to becoming a director, Mr. Green served on the Company's Advisory Council since June 1998. Mr. Green served as Vice President of the SBA Division of U.S. Bank from 1998 to present. From 1992 to 1998, Mr. Green served as Managing Member of Southeast Capital Associates LLC, an Atlanta-based commercial banking firm that assisted in financing small business, which dissolved in 1998. Mr. Green received his Bachelor's of Science in Finance from the University of Alabama in 1979.

     Mr. Fritsch has served as the Director of Research and Development since February 2002. Prior to joining our company, he had over thirty years of experience in research, development, and commercialization of petroleum refining and petrochemical processes with UOP, LLC, a privately held corporation, formerly known as Union Carbide's Linde Division. UOP has been a leader for more than 80 years in developing and commercializing technology for license to the oil refining, petrochemical, and gas processing industries. He received his Bachelor of Science in Chemical Engineering from the Illinois Institute of Technology in Chicago, Illinois, United States of America, in 1962.

     Mr. Rossfeldt has served as the Company's General Manager since March 2001. He currently manages purchasing, research and development, designing, and sales. Prior to joining our company, he served as the Chief of Communications for KFOR Headquarters in Kosovo, Macedonia from October 1999 to July 2000. He also served in various positions in the German Air Force, including Chief of Communications
- Mobile Signal Unit and Staff Officer. He received his Masters in Electronics Engineering and Communications Systems from the University of Zittau in Zittau, Germany in September 1987.

     We anticipate that our potential growth may place significant demands on our managerial resources. Other than with Mr. Fritsch, we do not currently have employment agreements with any of our executive officers or other key personnel. The loss of the services of our executive officers or other key personnel could have a material adverse effect on our operations. To address these risks, we must, among other things, continue to attract, retain, and motivate qualified personnel. While we have been successful in attracting qualified personnel to date, we cannot provide any assurance that we will be successful in attracting and retaining qualified personnel in the future.

INSURANCE

     We maintain general liability, automobile liability, and umbrella coverage insurance in amounts that we believe are customary for a company of our size engaged in a comparable industry. We also maintain worker's compensation and directors and officers' liability insurance coverage. We cannot provide any assurance that we will not be subject to claims in the future that our insurance may not cover or as to which our coverage limits may be inadequate.

ITEM 2. DESCRIPTION OF PROPERTY.

     During the second quarter of fiscal year 2000, we completed the construction of our principal administrative and research and development offices located in approximately 13,400 square feet of space in Tucson, Arizona. During the third quarter of fiscal year 2000, we completed the construction of two manufacturing facilities in Guaymas, Mexico, consisting of approximately 32,000 square feet. We also lease prototyping, tool modeling, and administrative facilities in Guaymas, Mexico consisting of 2,482 square feet from a Mexican entity controlled by Ernesto Zaragoza de Cima, our director and Vice-President, pursuant to a lease agreement effective May 1, 2001, for a term of 5 years, and at a rate of $3,621 per month.

     As a result of the changes in management that occurred on or about February 16, 2002, and the subsequent assessment of our business and operations, we have decided to terminate our operations in Mexico and, therefore, we have begun the process of liquidating our assets, including selling or leasing our two manufacturing facilities in Guaymas, Mexico, and terminating our lease agreement with the landlord represented by Mr. Zaragoza de Cima, our Vice President and director, for the administrative, prototyping, and tool modeling facilities also in Guaymas, Mexico. We cannot provide any assurance that we will be successful in liquidating our assets or, if successful, that we will recover our investment. See "Description of Business - General" and "Plan of Operation - Operations and Plant and Equipment."

ITEM 3. LEGAL PROCEEDINGS.

     We are not involved, as plaintiff or defendant, in any legal proceedings and actions involving our company. If any negotiations with the representatives of Krida Cyprus, Luba Veselinovic, former President and Chief Executive Officer of our company, and Elke Veselinovic, current director and former President and Chief Executive Officer of our company, are not favorably resolved, we may become involved in legal proceedings to recover some of our assets in possession of such parties and assert our rights to a formula to produce a composite plastic material or, alternatively, enforce the Technology Licensing Agreement with Krida Cyprus. We believe that if we are involved in such proceedings and do not prevail, the result may have a material adverse effect on our business, financial condition, or results of operations. We believe that none of our other officers, directors, or beneficial owners of 5% or more of our outstanding securities is a party adverse to us and none of the foregoing individuals have a material interest adverse to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote our security holders during the fourth quarter of fiscal year 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

GENERAL

     Our common stock was quoted on the OTC Bulletin Board under the symbol NUPP from August 21, 1998 to February 24, 2000. In January 1999, the SEC granted approval of amendments to the NASD OTC Bulletin Board Eligibility Rules 6530 and 6540. These Eligibility Rules require a company listed on the OTC Bulletin Board to be a reporting company with the SEC to maintain the listing of its stock on the OTC Bulletin Board. The Eligibility Rules required us to become fully compliant by February 24, 2000. Accordingly, on December 6, 1999, we filed a registration statement on Form 10-SB with the SEC. On February 6, 2000, we filed Amendment No. 1 to the Form 10-SB in response to comments by the SEC on our original Form 10-SB. Our Form 10-SB, as amended, became effective on February 6, 2000, pursuant to section 12(g)(1) of the Securities and Exchange Act of 1934, as amended. However, the Eligibility Rules require that the SEC come to a position of no further comment regarding any registration statement on Form 10-SB before the NASD considers a company compliant. Our Form 10-SB, as amended, was still under review by the SEC on February 24, 2000. Accordingly, our common stock was removed from the OTC Bulletin Board on February 24, 2000. On November 22, 2000, the SEC came to a position of no further comment on our Form 10-SB, as amended. Immediately thereafter, we filed an application with the OTC Compliance Unit to relist our Common stock on the OTC Bulletin Board under the symbol "NUPP." On December 6, 2000, the OTC Compliance Unit approved our request for an exemption from filing the information required by Rule 15c2-11, as such rule is promulgated under the Securities Exchange Act of 1934, as amended, to resume quotation of our common stock on the OTC Bulletin Board. On the same date, the NASD resumed quoting our common stock on the OTC Bulletin Board under the symbol "NUPP." The following sets forth the range of high and low bid quotations of our common stock for the periods indicated. Such quotations reflect prices between dealers, without retail mark-up, markdown, or commission and may not represent actual transactions.

                                                                 HIGH       LOW
                                                                 ----       ---
2000:
     First quarter...........................................   $3.19      $1.25
     Second quarter..........................................    3.25       1.75
     Third quarter...........................................    2.00       1.63
     Fourth quarter..........................................    2.10       1.25

2001:
     First quarter...........................................   $2.75      $1.13
     Second quarter..........................................    1.30       0.91
     Third quarter...........................................    0.90       0.70
     Fourth quarter..........................................    0.89       0.51

2002:
     First quarter...........................................   $0.85      $0.35

     As of April 1, 2002, there were approximately 150 holders of record of our common stock.

DIVIDEND POLICY

     We have never paid any cash dividends on our capital stock. For the foreseeable future, we intend to retain all of our future earnings to finance our operations and do not anticipate paying cash dividends.

PENNY STOCK

     Transactions  in our  common  stock may be  subject  to the  provisions  of
Section  15(g) and Rule 15g-9 of the Exchange Act,  commonly  referred to as the
"penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9 (d) (1) incorporates the definition of penny stock that is found in Rule 3a51-1 of the Exchange Act.

     The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors are persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase.
Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.

RECENT SALES OF UNREGISTERED SECURITIES

     During fiscal year 2001, we sold 335,000 shares of common stock at $2.50 in connection with the exercise of warrants issued in connection with our Regulation S offering that closed in July 1999.

ITEM 6. PLAN OF OPERATION.

     The following Plan of Operation provides information that our management believes is relevant to an assessment and understanding of our business and should be read in conjunction with the attached audited Consolidated Financial Statements and Notes thereto.

OPERATIONS

     We have not had revenue from operations since our inception. We believe that we have sufficient funds from the Regulation S Offering to satisfy our cash requirements for the next 6 months. We have started the process to liquidate some of our assets in Mexico that we believe will provide us with sufficient funds to satisfy our cash requirements for the next 12 months. If we are not able to convert such assets into cash or if the amount obtained in connection with such conversion is not sufficient to satisfy our cash requirements for the next 12 months, we anticipate that we will attempt to raise additional funds through an offering of our securities.

     We cannot provide any assurances that we will be able to secure sufficient funds to satisfy our cash requirements for the next 12 months through a combination of funding of development costs by prospective customers for their respective product applications, revenues from sales, liquidation of assets, or capital raising activities through offering of our securities. Our inability to secure additional funds through any or all of the discussed alternatives would have a material adverse effect on our business, financial condition, and results of operations.

     RESEARCH AND DEVELOPMENT

     We anticipate that we will continue research and development to enhance the technology of the NuPro Material and potential product applications and create additional product applications for the NuPro Material over the next 12 months. During the fiscal year 2001, we incurred research and development expenses of approximately $208,790. We do not anticipate any substantial marketing expenditures during the next 12 months. Such expenditures, if any, will depend on and be limited by our financial condition.

     MANUFACTURING

     As a result of the changes in management that occurred on or about February 16, 2002, and the subsequent assessment of our business and operations, we have decided to contract or joint venture with established manufacturers along the Arizona-Mexico border to prototype NuPro Material product applications, fabricate molds, test such product applications, and set up turn key packages. We are currently actively pursuing negotiations with two potential independent contractors or joint venture partners to this effect.

     PLANT AND EQUIPMENT

     During the third quarter of fiscal year 2000, we completed the construction of two manufacturing facilities in Guaymas, Mexico, which include approximately 32,000 square feet, at a cost of approximately $1,466,000, including land. As a result of the changes in management that occurred on or about February 16, 2002, and the subsequent assessment of our business and operations, we have decided to terminate our operations in Mexico and, therefore, we have begun the process of liquidating our assets, including selling or leasing our two manufacturing facilities in Guaymas, Mexico, and terminating our lease agreement with the landlord. See "Description of Property."

     EMPLOYEES

     As a result of the changes in management that occurred on or about February 16, 2002, and the subsequent assessment of our business and operations, we have decided to terminate our operations in Mexico and, therefore, we have begun the process of terminating all of NuPro de Mexico employees. We will contract directly with some of such employees to assist us in the manufacturing process with independent or joint venture partners.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     In addition, but not limited to, the other information in this Annual Report on Form 10-KSB, the following important factors should be carefully considered in evaluating us and our business because such factors currently have a significant impact or may have a significant impact on our business, prospects, financial condition, and results of operation.

     NO SALES

     We are attempting to commercialize a new technology, an industrial composite material called the NuPro Material, and have no invoiced sales to date. Although we are in the process of developing product for use in the copper mining industry, audio component industry, and container industry, we have not executed any product orders of the NuPro Material to date. Our results of operations may be unpredictable from quarter to quarter as a result of numerous factors, including, but not limited to, fluctuations in the development and design of our current and future product applications for the NuPro Material, market acceptance of our current or future product applications for the NuPro Material, the timing of orders and shipments of the NuPro Material, or the introduction or announcement of competitive composite materials or products. We cannot provide any assurance that we will be able to achieve significant revenue from sales of the NuPro Material or product applications in the future.

     LIMITED OPERATING HISTORY

     We are a development stage company that was incorporated in the Canadian Province of Ontario on November 27, 1996, as TracTop Distributing Inc. and domesticated in the state of Delaware in the United States under the name NuPro Innovations Inc. on August 7, 1997. As a result, we have a limited operating history to review in evaluating our business. Accordingly, we have limited financial and operating data upon which our business and prospects may be evaluated. We have not generated operating revenue to date.

     LACK OF PRODUCT DIVERSIFICATION

     We anticipate that substantially all of our sales will be derived from the NuPro Material. Although we are in the process of developing multiple product applications for the NuPro Material, and intend to continue such development, our product line will be based exclusively on the composite formula for the NuPro Material. If we should experience any problems, real or perceived, with product quality or acceptance of the NuPro Material, our lack of product diversification would have a material adverse effect on our business, financial condition, and results of operations.

     DEPENDENCE ON SINGLE MANUFACTURING FACILITY

     We anticipate that the key proprietary chemicals that comprise the NuPro Material will be mixed solely at our Tucson facility. Any interruption in the operations or decrease in the capacity of this facility, whether because of equipment failure, natural disaster, or otherwise, may limit our ability to meet future customer demand for the NuPro Material and would have a material adverse effect on our business, financial condition, and results of operations.

     RELIANCE ON SUPPLY OF RAW MATERIALS

     The NuPro Material is a polyester/epoxy hybrid that requires a substantial amount of certain chemical constituents, primarily raw petro-chemical feedstocks. Although we believe that such chemical components are available from a number of suppliers, we anticipate that we will purchase such chemical constituents from a relatively small number of suppliers located in the United States, Mexico, and South Korea. Our ability to obtain adequate supplies of chemical compounds for the NuPro Material depends on our success in entering into long-term arrangements with suppliers and managing the collection of supplies from geographically dispersed suppliers. The termination or interruption of our significant supplier relationships could subject us to the risk that we would be unable to purchase sufficient quantities of raw materials to meet our production requirements or would have to pay higher prices for replacement supplies. The termination of significant sources of raw materials or payment of higher prices for raw materials could have a material adverse effect on our business, financial condition, and results of operations.

     MANAGEMENT OF GROWTH

     We expect to experience growth in product application, development, and prototyping and expect to begin providing the NuPro Material and turnkey manufacturing lines during the third quarter of fiscal year 2002. This growth in our business may result in an increase in the responsibilities of our management and is expected to place added pressures on our operating and financial systems. Our ability to assimilate this growth will be critical to our performance, and we cannot provide any assurance that the management and systems currently in place will be adequate if our operations continue to expand or that we will be able to implement additional systems successfully and in a timely manner as required.

     RISKS IN DEVELOPING AND COMMERCIALIZING THE NUPRO MATERIAL TECHNOLOGY AND PRODUCT APPLICATIONS

     We are in the process of developing a number of product applications for the NuPro Material. The commercialization and sale of these new product applications are relatively new ventures with high costs, expenses, difficulties, and delays associated with commercialization of new products. Such new product application development requires the development of new production processes for cost effective manufacture in commercial quantities. We are in the process of developing a distribution plan for each product application, either through an internal sales and marketing organization or through establishing relationships with companies with existing distribution networks. This development process typically spans over a period of years. We have expended substantial sums on accomplishing development of new product applications. Additional funds will be expended for the new product and process development and marketing activities to continue. If we are not able to convert our assets in Mexico into cash or if the amount obtained in connection with such conversion is not sufficient to satisfy our cash requirements for the next 12 months, we anticipate that we will attempt to raise additional funds through an offering of our securities.

     We cannot provide any assurances that we will be able to secure sufficient funds to satisfy our cash requirements for the next 12 months through a combination of funding of development costs by prospective customers for their respective product applications, revenue from sales, liquidation of assets, or capital raising activities through an offering of our securities. Our inability to secure additional funds through any or all of the discussed alternatives would have a material adverse effect on our business, financial condition, and results of operations.

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

     UNCERTAINTY OF ACCEPTANCE OF THE NUPRO MATERIAL

     The NuPro Material and its applications are still being developed and commercialized. We cannot provide any assurance that we will be able to continue to develop applications for the NuPro Material or that any product applications for the NuPro Material will achieve market acceptance or be profitable. The failure of the product applications of the NuPro Material to achieve market acceptance, or maintain such acceptance, if achieved, could have a material adverse effect on our business, financial condition, and results of operations.

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

     We cannot provide any assurance that the steps we have taken with respect to our proprietary technology and technical know-how will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. Our proprietary information may also become known to or independently developed by competitors, or our non-patented proprietary rights may be challenged. Such events could have a material adverse effect on our business, financial condition, and results of operations.

     COMPETITION

     We compete with other manufacturers of composite industrial materials such as steel, plastics, fiberglass, and wood. While many of our competitors limit their services to one or more of the following: (i) design and prototype; (ii) producing machinery and tooling; or (iii) providing raw materials, we expect to provide all such services. We believe that we will compete with companies that serve existing manufacturers with established manufacturing operations seeking a less expensive manufacturing process or higher quality product, or new manufacturers in need of a turnkey manufacturing package for production. We cannot provide any assurance that we will be successful in our business strategy and any failure we experience could have a material adverse effect on our business, financial condition, and results of operations.

     To be successful, we must continue development of product applications and successfully market and sell such product applications to manufacturers. Our competitors in the steel, plastics, fiberglass, and wood businesses, among others, are more established, have greater financial resources that we do, spend substantially more on advertising and promotion, and have greater name recognition and marketing resources than we do. In addition, while our competitors' products have achieved market acceptance, the NuPro Material is still being commercialized and we cannot provide any assurance that it will be able to achieve and maintain market acceptance. See "Plan of Operation - Factors that May Affect Future Operating Results - Uncertainty of Acceptance of the NuPro Material."

     We anticipate that we will compete principally through product quality and price. We believe that the NuPro Material's principal competitive strengths are
(a) its capability to generate differing properties that address the different needs of varying product applications, such as durability, strength, and malleability, and (b) its cold molding production process that allows it to be manufactured in a more inexpensive manner than the standard plastic manufacturing process. We cannot provide any assurances that we will be able to develop product applications with the NuPro Material, or, if we are successful, that such applications will achieve market acceptance or be profitable.

     INTRODUCTION OF NEW PRODUCT APPLICATIONS

     Our success will primarily depend upon our ability to introduce new product applications that achieve market acceptance. To meet these challenges, we invest and expect to continue to invest in the development of new product applications and production processes. We cannot provide any assurance that we will be able to respond effectively to the needs of emerging markets or that markets will develop for any product applications introduced or under development by our company.

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

     We are also subject to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, and similar state laws which impose liability without regard to fault or to the legality of the original action, on certain classes of persons (referred to as potentially responsible parties, or PRPs) associated with the release or threat of release of certain hazardous substances into the environment. Generally, liability of PRPs to the government under CERCLA is joint and several. Financial responsibility for the remediation of contaminated property or for natural resources damage can extend to properties owned by third parties. We believe that we are in substantial compliance with all environmental laws applicable to our business. We cannot provide any assurance that we will respond effectively to changes in CERCLA and similar state laws, if necessary, relating to the release or threat of release of certain hazardous substances into the environment.

     PRODUCT LIABILITY CLAIMS

     The manufacture of the NuPro Material could expose us to the risk of product liability claims. While we have had no material liability with respect to product liability claims to date, we are still in our development stages. After we begin production and achieves sales, product liability claims could have a material adverse effect on our business, financial condition, and results of operations. While we maintain product liability insurance against the possibility of defective product claims, we cannot provide any assurance that such insurance would be sufficient to protect our company against liability from such claims.

     DEPENDENCE ON KEY PERSONNEL

     Our potential success is substantially dependent on the services of Reiner Becker, Charles H. Green, Tom Fritsch, and Jens Rossfeldt. We also believe that our future success will depend in a large part on our ability to attract and retain key employees. Competition for such personnel is intense, and we cannot provide any assurance that we will be successful in attracting and retaining such personnel. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could have a material adverse effect on our business, financial condition, and results of operations.

     POLITICAL FACTORS

     Certain critical functions and operations of our company are currently carried out in Mexico in accordance with the North American Free Trade Agreement. While we are in the process of liquidating our assets in Mexico, any political unrest in Mexico could have a material adverse effect on our company or our business activities. Direct foreign investment is often subject to specific local political risks, including but not limited to, change of laws, lack of enforcement or discriminatory enforcement of laws, acts of violence, or other unforeseen events. Occurrence of any one or more of these events could have a material adverse effect on our business, financial condition, and results of operations.

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

     CURRENCY FLUCTUATION

     While we currently have significant assets located in Mexico. We are in the process of liquidating all our assets located in Mexico. Currently, the Mexican Peso may be readily exchanged for U.S. currency in Mexican banks, and the exchange rate relating to Mexican Peso has been generally stable for the past five years in comparison to the exchange rate fluctuations relating to the currencies of certain other countries. The current exchange rate for Mexican Peso could change at any time by the direction of the government or economic developments and such changes could have a material adverse effect on our business, financial condition, and results of operations. We cannot provide any assurance that we will be successful in liquidating our assets in Mexico.

     We anticipate that we will acquire a substantial portion of our chemical supplies from sources in the United States, Mexico, and South Korea. To the extent the exchange rate for currencies in any of such countries fluctuates significantly, such fluctuations could make our chemical supplies more expensive to acquire and, as a result, could have a material adverse effect on our business, financial condition, and results of operations.

     LABOR MATTERS

     The operating activities that we previously established in Mexico required the engagement of local labor. Various issues with employees could be raised in connection with their termination of employment. Because there are only 13 employees and NuPro de Mexico has not had significant operations, we believe that their employment termination will not have a material adverse effect on our business, financial condition, and results of operations. However, we cannot provide any assurance that the terminations of our employees in Mexico will not have a material adverse effect on our business, financial conditions, and results of operations.

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

     ISSUANCE OF ADDITIONAL SECURITIES; DILUTIVE EFFECT

     We have the authority to offer shares of preferred stock, additional shares of common stock, or other equity or debt securities for cash, in exchange for property, or otherwise. Our current stockholders will have no preemptive rights to acquire any such securities, and any such issuance of equity securities could result in dilution of an existing stockholder's investment in our company. In addition, our board of directors has the authority to issue shares of preferred stock having preferences and other rights superior to our common stock.

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

ITEM 7. FINANCIAL STATEMENTS.

     Reference is made to the Consolidated Financial Statements, the Notes thereto, and Report of Independent Auditors thereon included in Page F-1 of this Report, which Consolidated Financial Statements, Notes, and Report are included herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

     The information required by this Item with respect to Directors and Executive Officers and Compliance with Section 16(a) of the Exchange Act is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2002 Annual Meeting of Stockholders.

ITEM 10. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2002 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2002 Annual Meeting of Stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for our 2002 Annual Meeting of Stockholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS

EXHIBIT
NUMBER                                  EXHIBIT
------                                  -------

 3.1      Certificate of Domestication of the Company, dated August 7, 1997 (1)
 3.2      Certificate of Incorporation of the Company (1)
 3.3      Bylaws of the Company (1)
10.1(a) Technology License Agreement by and between Krida Overseas Investments Trading Limited and the Company effective as of June 1, 1999 (1)
10.1(b) Amendment No. 1 to Technology License Agreement by and between Krida Overseas Investments Trading Limited and the Company dated as of February 1, 2000 (2)
10.2      Form  of  Indemnification  Agreement  for  Members  of  the  Board  of
          Directors (1)
10.3      Form of Indemnification  Agreement for Members of the Advisory Council
          (1)
10.5 Form of Stock Option Agreement for Members of the Company's Board of Directors (1)
10.6 Form of Stock Option Agreement for Members of the Company's Advisory Council (1)
10.7(a) Patent Agreement between John W. Martin and Judith Tyler Martin and TracTop International, Inc. dated as of August 10, 1998 (2)
10.7(b) Letter Agreement between John W. Martin and Judith Tyler Martin and TracTop International, Inc. dated August 6, 1992 (2)
10.8 Forbearance Agreement between Krida Overseas Trading and Investment Limited, Gary A. Fitchett and the Company effective December 1, 1999
          (3)
10.9 Lease between Desarrollo Inmobiliario Ernesto Zaragoza, S.A. de C.V. and NuPro Innovation Mexico, S.A. de C.V. effective May 1, 2001
21        Subsidiaries of the Company

----------
(1) Incorporated by reference to the Registration Statement on Form 10-SB (Registration No. 000-28433) Registration Statement filed with the Commission on December 9, 1999.
(2) Incorporated by reference to the Registrant's Amendment No. 1 to Form 10-SB (Registration No. 000-28433) filed with the Commission on February 16, 2000.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 21, 2001.

(B)  REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NUPRO INNOVATIONS INC.



Date: April 15, 2002                  By: /s/ Reiner Becker
                                          --------------------------------------
                                      Name:  Reiner Becker
                                      Title: Chief Executive Officer and
                                             President (Principal Executive
                                             Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


         SIGNATURE                        TITLE                        DATE
         ---------                        -----                        ----

/s/ Reiner Becker              Chief Executive Officer and        April 15, 2002
----------------------------   President (Principal Executive
Reiner Becker                  Officer)


/s/ Charles H. Green           Treasurer, Chief Financial         April 15, 2002
----------------------------   Officer, and Director
Charles H. Green               (Principal Financial Officer)


/s/ Ernesto Zaragoza de Cima   Vice President and Director        April 15, 2002
----------------------------
Ernesto Zaragoza de Cima


/s/ Lawrence J. McEvoy, Jr.    Secretary and Director             April 15, 2002
----------------------------
Lawrence J. McEvoy, Jr.

                               Director                           ________, 2002
----------------------------
Elke Veselinovic

                             NUPRO INNOVATIONS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Independent Auditor's Report...............................................  F-2

Audited Financial Statements - for the years ended December 31, 2001 and December 31, 2000:

Consolidated Balance Sheets................................................  F-3

Consolidated Statements of Loss and Deficit................................  F-4

Consolidated Statements of Stockholders' Equity............................  F-5

Consolidated Statements of Cash Flows......................................  F-6

Notes to Consolidated Financial Statements.................................  F-7

                            S.E.CLARK & COMPANY, P.C.
--------------------------------------------------------------------------------
          Member: S.E.C. Practice Section of the American Institute of
                          Certified Public Accountants


                         REPORT OF INDEPENDENT AUDITORS


Shareholders and
Board of Directors
NuPro Innovations Inc.
Tucson, Arizona

We have audited the consolidated balance sheets of NuPro Innovations Inc. (a development stage company fka TrucTech, Inc.) as of December 31, 2001 and 2000, respectively, and the related consolidated statements of shareholders' equity, loss and deficit, and cash flows from inception and for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NuPro Innovations Inc. (fka
TrucTech, Inc.) as of December 31, 2001and 2000 and the results of its operations and its cash flows from inception and for the periods then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ S.E. Clark & Company, P.C.

Tucson, Arizona
February 28, 2002,
except for Note 14,
for which the date is April 4, 2002


          Member: National Association of Certified Valuation Analysts
--------------------------------------------------------------------------------
 744 N. Country Club Road, Tucson, AZ 85716 (520) 323-7774, Fax (520) 323-8174,
                      seclarkcpa@aol.com www.seclarkco.com

NUPRO INNOVATIONS INC. (FKA TRUCTECH, INC.)

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000

                                                              December 31    December 31
                                                                 2001           2000
                                                              ----------     ----------
ASSETS

CURRENT
   Cash and cash equivalents                                  $1,659,776     $2,825,074
   Accounts Receivable                                            23,436        130,221
   Inventory                                                     176,772         57,143
   Prepaid Expense                                                17,050         11,555
                                                              ----------     ----------
     Total Current Assets                                      1,877,034      3,023,993

PROPERTY AND EQUIPMENT (Note 5)                                4,130,664      4,156,112

OTHER
   Accounts Receivable - TopTrac, S.A. de C.V. (Note 4)               --         90,189
   Deposits                                                        9,809          8,355
                                                              ----------     ----------
                                                                   9,809         98,544
                                                              ----------     ----------

                                                              $6,017,507     $7,278,649
                                                              ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
   Notes Payable (Note 6)                                     $   52,089     $    5,827
   Accounts Payable                                              116,794        249,352
   Accrued Liabilities                                            50,494        179,543
   Accrued Management Fees and Salaries (Notes 11 and 12)        504,460        564,714
   Current portion of long-term liabilities                       37,216         50,718
                                                              ----------     ----------
     Total Current Liabilities                                   761,053      1,050,154

LONG-TERM LIABILITIES (Note 7)                                        --        154,328

SHAREHOLDERS' EQUITY (Note 8)                                  5,256,454      6,074,167
                                                              ----------     ----------

                                                              $6,017,507     $7,278,649
                                                              ==========     ==========

   The accompanying notes are an integral part of these financial statements.

NUPRO INNOVATIONS INC. (FKA TRUCTECH, INC.)

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT

YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                              Deficit
                                                                                            Accumulated
                                                         Year Ended       Year Ended        During the
                                                        December 31       December 31       Development
                                                            2001              2000             Stage
                                                        ------------      ------------      ------------
REVENUE - Interest earned                               $    109,473      $    126,074      $    360,991
                                                        ------------      ------------      ------------

COSTS AND EXPENSES:
   Development, pre-production, administration             1,165,864           866,064         4,172,918
   In-kind investment                                             --                --         3,252,600
   Loss on impairment and disposition of properties          612,172                --           933,966
   Financial, primarily interest expense                       8,079           136,209           823,448
   Depreciation and amortization                              74,300            47,709           246,186
                                                        ------------      ------------      ------------
                                                           1,860,415         1,049,982         9,429,118
                                                        ------------      ------------      ------------

   Loss before income tax benefit                         (1,750,942)         (923,908)       (9,068,127)

   Income tax benefit                                             --                --                --
                                                        ------------      ------------      ------------
NET LOSS                                                $ (1,750,942)     $   (923,908)     $ (9,068,127)
                                                        ============      ============      ============

   Net loss per common share (basic and diluted)        $      (0.13)     $      (0.07)
                                                        ============      ============

   Weighted average shares outstanding (Note 13)          14,399,377        12,677,000
                                                        ============      ============

Net loss                                                $ (1,750,942)     $   (923,908)     $ (9,068,127)

Other comprehensive income (loss):
   Foreign currency translation adjustment                    (2,989)           38,220            26,649
                                                        ------------      ------------      ------------

TOTAL COMPREHENSIVE INCOME (LOSS)                       $ (1,753,931)     $   (885,688)     $ (9,041,478)
                                                        ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

NUPRO INNOVATIONS INC. (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FROM INCEPTION THROUGH DECEMBER 31, 2001

                                         SHARES (NOTE 8)             CAPITAL AMOUNT
                                   -------------------------    ------------------------
CAPITAL ISSUED DURING                               CLASS B                    CLASS B
DEVELOPMENT STAGE:                   COMMON        PREFERRED     COMMON       PREFERRED
                                   -----------    ----------    ---------    -----------
Issued for cash                          6,626                  $   1,100
Issued to TracTop US, Inc.               6,024                      1,000
                                   -----------    ----------    ---------    -----------
AS OF DEC. 31, 1989 AND 1990            12,650            --        2,100             --
Return of capital                           --
Issued for cash                          4,138                        687
                                   -----------    ----------    ---------    -----------
AS OF DECEMBER 31, 1991                 16,788            --        2,787             --
Return of capital                           --
Retirement of shares                    (4,361)                      (724)
Issued for note to shareholder           8,873                      1,473
                                   -----------    ----------    ---------    -----------
AS OF DECEMBER 31, 1992                 21,300            --        3,536             --
Retirement of TracTop US shares         (6,024)                    (1,000)
Shares issued for acquisition
  of net Assets of TracTop
  International                         16,595                      2,755
Issued for cash                          3,614                        600
                                   -----------    ----------    ---------    -----------
AS OF DECEMBER 31, 1993                 35,485            --        5,891             --
Issued for cash                          2,608                        433
Issued for conversion of
  Shareholder loans                        536       838,512           89        838,501
Issued for interest                                  290,061                     290,058
Issued for SBA loan guarantee                         40,000                      40,000
Contributed capital, land
                                   -----------    ----------    ---------    -----------
AS OF DECEMBER 31, 1994                 38,629     1,168,573        6,413      1,168,559
Issued for cash                          1,446                        240
                                   -----------    ----------    ---------    -----------
AS OF DEC. 31, 1995, 1996 & 1997        40,075     1,168,573        6,653      1,168,559
Issued as stock dividend to
  Recapitalize the Company:
  On common shares                     478,917                     79,508
  On class B preferred                      --       743,602                     455,436
Issued for in-kind investment        4,902,166                    813,839
ACCUMULATED DEFICIT
                                   -----------    ----------    ---------    -----------
BALANCE, NOVEMBER 30, 1998           5,421,158     1,912,175      900,000      1,623,995
Capital conversion on reverse
  Acquisition of NuPro net
  assets                             1,912,175    (1,912,175)    (892,667)    (1,623,995)
                                   -----------    ----------    ---------    -----------
BALANCES AS RESTATED                 7,333,333            --        7,333             --
Stock issued to acquire NuPro        2,808,885                      2,809
Stock issued under Regulation-S      2,475,000                      2,475
Costs of raising capital
Escrowed shares issued in
  Conversion of debt
Net loss for the period
                                   -----------    ----------    ---------    -----------
BALANCE, NOVEMBER 30, 1999          12,617,218            --       12,617             --
Comprehensive loss for the period
                                   -----------    ----------    ---------    -----------
BALANCE, DECEMBER 31, 1999          12,617,218            --       12,617             --

Reg S warrants exercised               915,000                        915
Reg S debenture conversions            525,000                        525
Costs of raising capital
Comprehensive loss for the
period
                                   -----------    ----------    ---------    -----------
BALANCE, DECEMBER 31, 2000          14,057,218            --    $  14,057    $        --
Reg S warrants exercised               335,000                        335
Shares issued in conversion
  of debt                               49,357                         50
Comprehensive loss for the period
                                   -----------    ----------    ---------    -----------
BALANCE, DECEMBER 31, 2001          14,441,575            --    $  14,442             --
                                   ===========    ==========    =========    ===========


                                    ADDITIONAL                 ACCUMULATED
CAPITAL ISSUED DURING                 PAID IN      DONATED     DEVELOPMENT
DEVELOPMENT STAGE:                    CAPITAL      CAPITAL      STAGE LOSS       TOTAL
                                   ------------    --------    -----------    -----------
Issued for cash                    $     98,900                               $   100,000
Issued to TracTop US, Inc.               69,000                                    70,000
                                   ------------    --------                   -----------
AS OF DEC. 31, 1989 AND 1990            167,900          --                       170,000
Return of capital                       (12,000)                                  (12,000)
Issued for cash                         104,313                                   105,000
                                   ------------    --------                   -----------
AS OF DECEMBER 31, 1991                 260,213          --                       263,000
Return of capital                        (8,000)                                   (8,000)
Retirement of shares                        724                                        --
Issued for note to shareholder           (1,473)                                       --
                                   ------------    --------                   -----------
AS OF DECEMBER 31, 1992                 251,464          --                       255,000
Retirement of TracTop US shares         (59,000)                                  (60,000)
Shares issued for acquisition
  of net Assets of TracTop
  International                          65,430                                    68,185
Issued for cash                          78,521                                    79,121
                                   ------------    --------                   -----------
AS OF DECEMBER 31, 1993                 336,415          --                       342,306
Issued for cash                          96,992                                    97,425
Issued for conversion of
  Shareholder loans                      19,936                                   858,526
Issued for interest                                                               290,058
Issued for SBA loan guarantee                                                      40,000
Contributed capital, land                          $ 82,500                        82,500
                                   ------------    --------                   -----------
AS OF DECEMBER 31, 1994                 453,343      82,500                     1,710,815
Issued for cash                          59,760                                    60,000
                                   ------------    --------                   -----------
AS OF DEC. 31, 1995, 1996 & 1997        513,103      82,500                     1,770,815
Issued as stock dividend to
  Recapitalize the Company:
  On common shares                      (79,508)                                       --
  On class B preferred                 (455,436)                                       --
Issued for in-kind contribution       2,438,761                                 3,252,600
ACCUMULATED DEFICIT                                            $(5,679,241)    (5,679,241)
                                   ------------    --------    -----------    -----------
BALANCE, NOVEMBER 30, 1998            2,416,920      82,500     (5,679,241)      (655,826)
Capital conversion on reverse
  Acquisition of NuPro net
  assets                              2,599,162     (82,500)                           --
                                   ------------    --------    -----------    -----------
BALANCES AS RESTATED                  5,016,082          --     (5,679,241)      (655,826)
Stock issued to acquire NuPro           192,678                                   195,487
Stock issued under Regulation-S       4,947,525                                 4,950,000
Costs of raising capital                (53,698)                                  (53,698)
Escrowed shares issued in
  Conversion of debt                     76,734                                    76,734
Net loss for the period                                           (650,517)      (650,517)
                                   ------------    --------    -----------    -----------
BALANCE, NOVEMBER 30, 1999           10,179,321          --     (6,329,758)     3,862,180

Comprehensive loss for the period                                  (72,101)       (72,101)
                                   ------------    --------    -----------    -----------
BALANCE, DECEMBER 31, 1999           10,179,321          --     (6,401,859)     3,790,079
Reg S warrants exercised              2,286,585                                 2,287,500
Reg S debenture conversions           1,049,475                                 1,050,000
Costs of raising capital               (167,724)                                 (167,724)
Comprehensive loss for the
period                                                            (885,688)      (885,688)
                                   ------------    --------    -----------    -----------
BALANCE, DECEMBER 31, 2000         $ 13,347,657    $     --    $(7,287,547)   $ 6,074,167
Reg S warrants exercised                837,165                                   837,500
Shares issued in conversion
  of debt                                98,668                                    98,718
Comprehensive loss for the period                               (1,753,931)    (1,753,931)
                                   ------------    --------    -----------    -----------
BALANCE, DECEMBER 31, 2001           14,283,490          --    $(9,041,478)   $ 5,256,454
                                   ============    ========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

NUPRO INNOVATIONS INC. (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                   Year             Year         Accumulated
                                                                   Ended            Ended         During the
                                                                December 31      December 31      Development
                                                                    2001             2000            Stage
                                                                -----------      -----------      -----------
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
   Net loss for the period                                      $(1,750,942)     $  (923,908)     $(9,068,127)

   Adjustments to reconcile net loss
   To net cash provided by (used for) operating activities:
     Depreciation and amortization                                   74,300           47,709          246,186
     Loss on impairment or disposal of obsolete equipment           612,172               --          814,154
     Stock issued for in-kind investment                                 --               --        3,252,600
     Interest and fees paid with stock                                   --               --          330,058
     Accounts receivable                                            106,785          (52,657)        (109,723)
     Inventories                                                   (119,629)         (54,897)        (176,772)
     Prepaid expense                                                 (5,495)            (747)         (14,477)
     Accounts payable and accrued liabilities                      (261,607)          50,137          181,735
     TrucTech payables/accruals paid with NuPro stock                    --               --          370,348
     Accrued management fees and salaries                           (60,254)         (95,000)         233,960
                                                                -----------      -----------      -----------
                                                                 (1,404,670)      (1,029,363)      (3,940,058)
                                                                -----------      -----------      -----------
INVESTING ACTIVITIES
   Purchase of capital assets                                      (570,835)      (2,002,086)      (5,192,733)
   Deposits                                                          (1,454)          (1,540)          (9,809)
                                                                -----------      -----------      -----------
                                                                   (572,289)      (2,003,626)      (5,202,542)
                                                                -----------      -----------      -----------
FINANCING ACTIVITIES
   Notes payable                                                     46,262         (106,517)          52,089
   Increase in (repayment of) other long-term liabilities           (69,112)         (51,198)         223,066
   Repayment of advances from NuPro                                      --               --          204,508
   Advances from (repayments to) shareholders                            --               --           34,229
   Increase in convertible debentures                                    --               --        1,050,000
   Foreign currency translation adjustment                           (2,989)          38,220           26,649
   Common stock subscribed and paid, net of costs                   837,500        2,119,776        9,211,835
                                                                -----------      -----------      -----------
                                                                    811,661        2,000,281      10,802,3763
                                                                -----------      -----------      -----------

INCREASE (DECREASE) IN CASH FOR THE PERIOD                       (1,165,298)      (1,032,708)       1,659,776

CASH, BEGINNING OF PERIOD                                         2,825,074        3,857,782               --
                                                                -----------      -----------      -----------

CASH, END OF PERIOD                                             $ 1,659,776      $ 2,825,074      $ 1,659,776
                                                                ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

NUPRO INNOVATIONS, INC. (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND DECEMBER 31, 2000

THE FOLLOWING NOTES REFLECT THE STATUS OF THE COMPANY AS OF DECEMBER 31, 2001 AND 2000. SIGNIFICANT SUBSEQUENT EVENTS HAVE TAKEN PLACE SINCE THE YEAR-END. REFER TO NOTE 14 FOR ADDITIONAL INFORMATION.

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

     The financial statements are consolidated presentations including those of its majority owned subsidiary, NuPro Innovation Mexico S.A. de C.V. All inter-company assets, liabilities and operating transactions have been eliminated upon consolidation.

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

          A 99% owned foreign subsidiary was incorporated as of November 12, 1998 as NuPro Innovation Mexico S.A. de C.V. As of December 31, 2000 it completed construction of two production facilities in Guaymas, Mexico.

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

NUPRO INNOVATIONS, INC. (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND DECEMBER 31, 2000

                 Building                                          3%
                 Plant Equipment                                  14%
                 Production Tooling                      $10 per unit
                 Automotive Equipment                             20%
                 Office Equipment                         20% and 33%

          Management periodically assesses its ability to recover the cost of its long-lived assets in accordance with the provisions of SFAS 144. Costs deemed not recoverable are charged to operations and the asset cost reduced by the estimated impairment.

     (d)  Foreign Currency Translation
          Assets and liabilities are translated from Canadian or Mexican currency into U.S. currency by use of the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using the exchange rates in effect on the date they are included in income or using weighted-average exchange rates. Capital accounts are translated using the exchange rates in effect when the foreign entity's capital stock was acquired or issued. Gains or losses on translating the Canadian or Mexican currency into U.S. currency are reported as other comprehensive income. Foreign currency transaction gains and losses are included in net income in the period the exchange rate changes. Translation or transaction gains or losses were not material to the financial statements as of December 31, 2001.

     (e)  Cash and Cash Equivalents
          The company considers highly liquid investments having a maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2001, cash included three certificates of deposit totaling approximately $1,624,000 with maturities ranging from 30 to 90 days, bearing interest at approximately 1 - 2 %. One of the CD's, in the amount of $100,000, is restricted as security for a line of credit.

          Cash balances are insured by the F.D.I.C. up to $100,000 per institution. Balances in excess of $100,000 per institution are at risk should the financial institution fail. Substantially all of the company's cash assets are held by one financial institution and are accordingly subject to that risk.

     (f)  Fair Value of Financial Instruments
          The financial instruments disclosed elsewhere in these notes are deemed to be representative of their fair values, as the interest rates approximate market rates giving consideration to their respective risks.

     (g)  Inventory
          Inventory is recorded at the lower of cost or fair market value on a first in, first out basis.

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

NUPRO INNOVATIONS, INC. (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND DECEMBER 31, 2000

     TrucTech has entered into a licensing and royalty agreement for the patent rights to certain technologies used in the TracTop product. The agreement required payment of $150,000 from profits and $5.00 per unit sold. Additionally, TrucTech has developed other technologies, which are unpatented, pertaining to the development and production of the TracTop units.

     In June 1999, the technology license agreement (which previously existed as an oral agreement) was documented in a written agreement between Krida and NuPro. The agreement grants NuPro an exclusive worldwide license to the NuPro technology owned by Krida through December 31, 2002. The license fee is 1.5% of the gross revenues up to $5,000,000 and 2% thereafter resulting from the NuPro technology and products sold by NuPro. The exclusivity after December 31, 2002 is dependent on the continuing involvement of Mr. Veselinovic or achievement of at least 50% of the forecasted sales in the business plan and annual sales increase of at least 10%. See subsequent events note 14 regarding the death of Mr. Veselinovic.

4.   ACCOUNTS RECEIVABLE - TOPTRAC, S.A. DE C.V.
     This amount represents unsecured advances to TopTrac, S.A. de C.V. ("TopTrac"), a Mexican manufacturing company, owned by a director of NuPro, which manufactures the TracTop product for direct sales in Mexico and for sales to NuPro. The amount is comprised as follows:

                                                       December 31  December 31
                                                          2001         2000
                                                         -------      -------
     1997 sale of inventory of TracTop Components        $    --      $78,051
     Miscellaneous charges paid on behalf of TopTrac          --       12,138
                                                         -------      -------
                                                         $    --      $90,189
                                                         =======      =======

     Management has determined that the receivable will not be collected and has written off the entire amount as of December 31, 2001.

5.   PROPERTY AND EQUIPMENT

                                              December 31    December 31
                                                 2001           2000
                                              ----------     ----------
     Land                                     $  251,760     $  251,760
     Buildings                                 2,768,433      2,630,756
     Plant Equipment                             823,196        574,134
     Laboratory Equipment                        399,807        300,957
     Production Tooling                          258,607        258,607
     Automotive Equipment                        141,396        105,371
     Office Equipment                            199,615        186,885
                                              ----------     ----------
                                               4,842,814      4,308,470
       Less: Impairment reserve -
            TracTop equipment and Reactor        521,983             --
       Accumulated Depreciation                  190,167        152,358
                                              ----------     ----------

     Net book value                           $4,130,664     $4,156,112
                                              ==========     ==========

     The TracTop related equipment of $375,321 (fully impaired) is located at the TopTrac, S.A. de C.V. plant in Guaymas, Mexico. Under terms of the lease, equipment and inventory is subject to possession and sale by the landlord to satisfy lease delinquencies, if any.

NUPRO INNOVATIONS, INC. (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND DECEMBER 31, 2000

     NuPro (fka TrucTech) and its Mexican Subsidiary were both involved with construction projects commencing in 1999. NuPro (fka TrucTech) constructed an office, research, testing, design, and storage facility in Tucson of approximately 13,400 square feet for a total cost of $1,455,000, including land. The company acted as its own general contractor and engaged various subcontractors to construct the project.

     NuPro Innovation Mexico S.A. de C.V. constructed two production facilities in Guaymas, Mexico, totaling approximately 32,000 square feet for a total cost of $1,565,000, including land. An affiliate of NuPro (fka TrucTech) director, Ernesto Zaragoza, acted as the general contractor and engaged various subcontractors to construct the project.

     In addition to the direct costs of construction, an additional $526,000 has been expended during 2000 and 2001 to furnish and equip the Tucson facility and $782,000 to furnish and equip the Guaymas facilities. During the construction period, $173,000 of interest was capitalized. As of December 31, 2001, total tangible assets located in Mexico, net of impairments are $2,368,000.

     SUSPENSION OF TRUCTECH ACTIVITIES - Management has decided to discontinue development of the TracTop oducts Accordingly, 1) the development and manufacture of the telescoping pickup truck cover and other prospective pr to in referred to in Note 1, has been suspended, 2) the account receivable (approximately $90,000) from TopTrac referredto the Note 4 has been fully reserved and 3) as disclosed in Note 5, production equipment (approximately $375,000) related manufacture of the product has been reserved as an impairment loss.

     REACTOR - In 2001, the Company acquired a reactor heating system for the purpose of compounding raw materials for the NuPro material. On March 27, 2002, the Company was advised by the manufacturer that the reactor would present a hazard if operated with certain component materials, creating an existing, but previously undiagnosed impairment as of December 31, 2001. Consequently, the management has fully impaired the cost (approximately $147,000) of the equipment related to this system.

     See Subsequent Events Note 14 which further discusses the impairment of the Mexico assets.

6.   NOTES PAYABLE

     On June 1, 1999 NuPro (fka TrucTech) opened a line of credit with Bank One in the amount of $100,000. The line was secured by a certificate of deposit in an equal amount. Interest was at prime and payable monthly. The Company borrowed $52,000 in December 2001, which was repaid in January of 2002. The line is reviewed for renewal annually.

NUPRO INNOVATIONS, INC. (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND DECEMBER 31, 2000


7.   LONG-TERM LIABILITIES

                                                                                 December 31   December 31
                                                                                     2001          2000
                                                                                     ----          ----
     Notes Payable:
     Montgomery County Bank - prime plus 2.5%, payable in monthly  installments of $4,224, including principal and interest, due February 2002. Secured by a general  security  agreement  over all assets,  and insured by the Small
     Business Administration.                                                        $ 37,216        $ 77,940


     Other Contracts Payable:
     The amount is a capitalized  lease payable to the  Veselinovic  Children's
     Trust (a related party) for lease of a 1999 Suburban,  60 monthly payments of $739,  including imputed interest at 8.5%. The Suburban was capitalized
     at $36,021 in 1999.                                                                   --          28,391

     Related Party Loan:
     Loan from a shareholder  of the Company,  interest at 12%, with no specific terms of repayment or maturity dates. Unsecured.  Converted to common stock
     in 2001.                                                                              --          98,715
                                                                                      -------       ---------
                                                                                       37,216         205,046

     Less: Current portion of principal (See Note 14)                                  37,216          50,718
                                                                                      -------       ---------
     Long-term debt                                                                   $    --       $ 154,328
                                                                                      =======       =========

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

     (b)  Issued
          14,441,575 shares of common stock issued by transfer agent.

     (c)  Share Purchase Options

          Options to purchase 160,000 common shares are outstanding, and may be exercised on the following basis:

                                     Number of    Exercise
                                      Shares       Price
                                      ------       -----
               Directors              75,000       $4.00     December 31, 2002
               Other options          85,000       $1.00     December 31, 2002

     Options for 50,000 shares total, were rescinded during 2000, due to the resignation of two directors. Options granted to the advisory committee for 90,000 shares expired during 2000 without being exercised. No options were exercised during the periods presented.

NUPRO INNOVATIONS, INC. (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND DECEMBER 31, 2000

     REGULATION S

     In an offering that closed July 7, 1999, the Company raised capital and issued securities under Regulation S of the Securities Act. The issue, totaling $6,000,000, consists of 1,500,000 shares of common stock at $2.00 per share, $3,000,000 in debentures convertible into shares of common stock at a minimum of $2.00 per share, and warrants to purchase 1,500,000 additional shares of common stock at $2.50 per share, exercisable only after the debentures have been converted. As of December 31, 2001, $3,500,000 of the units subscribed had been paid with shareholders opting to receive common shares directly in lieu of convertible debentures. The remaining $2,500,000 had also been collected which resulted in the issuance of an additional 725,000 common shares and convertible debentures totaling $1,050,000. Interest began accruing on the debentures at 10% per annum commencing January 1, 2000. All debentures were converted by December 31, 2000.

     In December 2000, the debenture holders elected to convert their debentures into 525,000 shares of common stock at $2.00 per share. Warrants for 915,000 shares (at $2.50) were subscribed and paid during 2000. During 2001, previously subscribed warrants for 325,000 shares (at $2.50) were paid. Warrants for 260,000 shares expired without exercise.

     SHARES ISSUED FOR IN-KIND INVESTMENT

     TrucTech issued common shares at their fair value to certain stockholders, officers and directors in recognition of their services and other valuable contribution to TrucTech (in-kind investment). The shares issued were based in part on the value of services performed by these individuals during the development stage of TrucTech and other pro-rata amounts. Services performed included, but were not limited to, capital acquisition, product and systems design and testing, marketing, legal, accounting and administration.

9.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     No income taxes were paid and interest paid approximates the amounts disclosed as expense.

10.  INCOME TAXES

     TrucTech potentially has losses for income tax purposes available to reduce taxable income by approximately $2,074,000. The potential benefit ($830,000) of these losses has not been reflected in the financial statements since it is more likely than not that the losses will not be utilized. The benefit of these losses may only be applied to future income from the TracTop product. These losses will begin expiring as of December 31, 2004. Additionally, the limitations on these losses resulting from the business combination have not been determined but could be substantial. Accordingly, the valuation allowance equals the deferred tax asset. The deductibility and carryover benefit of the amount paid to TrucTech shareholders through issuance of TrucTech stock as "recognition of sweat equity" is excluded from the above.

     NuPro (fka TrucTech) potentially has losses for income tax purposes available to reduce future taxable income by approximately $3,169,000. The potential benefit ($1,268,000) of these losses has not been reflected in the financial statements since it is more likely than not that the losses will not be utilized. These losses will begin expiring as of November 30, 2012. Additionally, the limitations on these losses resulting from the business combination have not been determined but could be substantial. Accordingly, the valuation allowance equals the deferred tax asset.

NUPRO INNOVATIONS, INC. (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND DECEMBER 31, 2000

11.  COMMITMENTS AND CONTINGENCIES

     NuPro (fka TrucTech) had entered into a lease commitment of $1,015 per month for lease of the Guaymas TracTop factory through October 31, 2002. It had also entered into an oral agreement to lease related demo-line and warehouse facilities for approximately $2,500 per month for the same period. Both leases were payable to a shareholder/director. On May 1, 2001, these leases were combined into a written monthly lease for $3,621 through April 30, 2006. Amounts payable under this lease commitment are $43,452 per year through 2005 and $14,484 in 2006.

     See Note 5 regarding the lessor's contingent rights to inventory and equipment of NuPro (fka TrucTech).

     FORBEARANCE AGREEMENT

     NuPro, Krida Overseas Trading and Investment Limited ("Krida") and Gary Fitchett ("Fitchett") personally and as representative of Fitchett Family Trust, Pinecrest Consultants Inc., and Management Synergistics entered into a Forbearance Agreement related to accrued and unpaid monies for management services rendered to NuPro ($175,000 payable to Krida and $175,000 payable to Fitchett). Krida and Fitchett agreed to forbear on any demand for payment of the fees until NuPro's resources are sufficient to ensure that such payment of all or some of the fees will not impair NuPro's ability to respond to its operational cash needs or other corporate opportunities. NuPro agreed that the fees will be paid to Krida and Fitchett in an orderly manner, based on NuPro's ability to make payment, as determined by the following circumstances: at the time NuPro attains $10,000,000 in revenues in any twelve month fiscal period, NuPro will contribute 40% of the net operating profits toward repayment of the fees, payable equally to Krida and Fitchett 120 days after the fiscal year end, or, at the time NuPro receives additional equity contributions of at least $5,000,000 in any twelve month period, NuPro shall utilize a portion of those equity contributions to retire all outstanding and unpaid fees, except that Krida will be paid a minimum of $25,000 annually plus any withholding taxes. Krida was paid $50,000 during 2001.

12.  RELATED PARTY TRANSACTIONS

     During the periods, the following financial transactions were completed with shareholders, directors, managers or employees who are deemed to be related parties to each Company:

     During the year ended December 31, 2001:
          Rent of $47,301 was paid to a director for factory space and demo line in Guaymas, Mexico.

          Fees were accrued to Krida in the amount of $150,000 and $204,500 was paid, including payment of prior accrued fees.

          Salary of $80,000 was paid to a member of management.

          Consulting fees of $21,250, which were accrued in 2000, were paid to a director. Director and advisory fees totaling $35,500 and $18,832 were paid to five directors and six advisors respectively.

          NuPro Mexico advanced funds totaling $89,049 to Inversiones de Guaymas, and other affiliates of Ernesto Zaragoza who is a director of NuPro (fka TrucTech), for facility construction.

NUPRO INNOVATIONS, INC. (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND DECEMBER 31, 2000


     During the year ended December 31, 2000:

          Rent of $45,000 was paid to a director for factory space and demo line in Guaymas, Mexico.

          Fees were accrued to Krida and Fitchett in the amount of $162,000 and $245,000 was paid, including payment of prior accrued fees.

          Salary of $80,000 was paid to a member of management.

          NuPro Mexico advanced funds totaling $692,000 to Inversiones de Guaymas, and other affiliates of Ernesto Zaragoza who is a director of NuPro (fka TrucTech), for progress payments for facility construction.

13.  NET LOSS PER SHARE

     Restricted shares and warrants are not included in the computation of the weighted average number of shares outstanding during the period as the effect would be antidilutive. The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.

14. SUBSEQUENT EVENTS

     RELATED PARTY TRANSACTION - During January 2002, the Veselinovics paid off the note payable to the Montgomery County Bank, disclosed in Note 7, to discharge their personal guarantee of the note. The bank obligation was replaced with a substitute note, with the same principle, interest rate, and payment amount.

     DEATH OF MR. VESELINOVIC - On January 30, 2002, Mr. Veselinovic, the President and Chief Executive Officer, passed away. Subsequently, the Board of Directors unanimously appointed Elke Veselinovic, then current Chief Financial Officer and director, to the offices of President and Chief Executive Officer. The Board also named Charles Green, a current director and member of the Audit Committee, to the office of Chief Financial Officer and Reiner Becker, a current director, to the office to Chairman of the Board.

     RESIGNATION OF ELKE VESELINOVIC - Shortly thereafter, on February 16, 2002, Elke Veselinovic submitted her resignation to her recently appointed positions and the Board of Directors unanimously approved the appointment of Reiner Becker, current Chairman of the Board, to the offices of President and Chief Executive Officer.

     TECHNOLOGY RIGHTS - Immediately after the death of Mr. Veselinovic, certain documents related to the formulation of the NuPro material and its ownership rights were removed from the premises of the Company. The representatives of Krida (the owner of the technology according to the Technology License Agreement) have not been forthcoming with these documents. As a result, new management is reassessing the continuing contractual obligations, if any, resulting from the Technology License Agreement and proceeding with the development of a formulated material with similar properties to the unpatented NuPro material. The Company has not previously capitalized incurred costs associated with these technology rights. Accordingly, if this matter is not favorably resolved, an impairment loss, if any, will not be recognized.

NUPRO INNOVATIONS, INC. (FKA TRUCTECH, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND DECEMBER 31, 2000


     RELOCATION OF PRODUCTION FACILITIES - New management has decided to restructure the focus of operations in Mexico. In addition to the asset impairments recorded as of December 31, 2001, as disclosed in Note 5, management has decided to close the production facilities located in Guaymas, Mexico and sell the related assets. Management estimates that the sale of these assets could result in an additional 2002 loss of $500,000 and the incurrence of closure related costs of approximately $50,000. It is also management's estimate that carrying costs to preserve the property until it is sold will approximate $2,000 per month. Management has not yet developed an estimate of the recoverability of costs associated with the purchase and construction of the plant facilities which approximate $1,455,000 but believes these costs to be less than the net realizable value. In addition, management has not yet developed an estimate of the costs associated with terminating the lease for the adjoining TopTrac facility owned by Mr. Zaragoza.

15.  GOING CONCERN ISSUES

     Pursuant to its plans to restructure the focus of operations in Mexico, new management is actively pursuing negotiations with several potential independent contractors or joint venturers along the Arizona-Mexico border to perform some of the manufacturing phases of the plan of operations. They are hopeful the restructuring would allow them the opportunity to improve the capital resources and financial condition by providing additional funds with respect to the rent or sale of the subsidiary NuPro de Mexico's real estate holdings, the sale of other assets, termination of some contractual obligations, and the savings in transportation costs and general and administrative expenses. If they are not able to convert such assets into cash or if the amount obtained in connection with such conversion is not sufficient to satisfy the cash requirements for the next 12 months, they may attempt to raise additional funds through an offering of securities.

     New management cannot provide any assurances that they will be able to secure sufficient funds to satisfy the cash requirements for the next 12 months, through a combination of funding of development costs by prospective customers for their respective product applications, revenue from sales, liquidation of assets, or capital raising activities through an offering of securities. The inability to secure additional funds through any or all of the discussed alternatives would have a material adverse effect on the business, financial condition, and results of operations. These financial statements are presented on the basis that the company will continue as a going concern. Other than the previously disclosed impairments, no adjustments have been made to these financial statements to give effect to valuation adjustments that may be necessary in the event the company is not able to continue as a going concern. The effect of those adjustments, if any, could be substantial.