Form 10QSB
period 2002-03-31
NUPRO INNOVATIONS INC
filed 2002-05-15
CIK 1100282

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     As of May 15, 2002, there were 14,441,575 shares of the Common Stock, $.001 par value, of the Company outstanding.

================================================================================

TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----

Item 1.  Financial Statements

         Condensed Balance Sheet
                  March 31, 2002 and December 31, 2001.....................    3

         Condensed Statement of Loss and Deficit
                  Three months ended March 31, 2002 and 2001...............    4

         Condensed Statements of Cash Flows
                  Three months ended March 31, 2002 and 2001...............    5

                  Notes to Condensed Financial Statements..................    6

Item 2.  Plan of Operation.................................................    7


PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   15
Item 2.  Changes in Securities and Use of Proceeds.........................   15
Item 3.  Defaults Upon Senior Securities...................................   15
Item 4.  Submission of Matters to a Vote of Security Holders...............   15
Item 5.  Other Information.................................................   15
Item 6.  Exhibits and Reports on Form 8-K..................................   15

SIGNATURES.................................................................   16

                                     PART I

                              FINANCIAL INFORMATION


NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2002 AND DECEMBER 31, 2001

                                                         MARCH 31    DECEMBER 31
                                                           2002          2001
                                                        ----------    ----------
                                                       (UNAUDITED)
ASSETS

CURRENT
     Cash                                               $1,222,824    $1,659,776
     Accounts Receivable                                    41,688        23,436
     Inventory                                             201,329       176,772
     Prepaid Expense                                         3,723        17,050
                                                        ----------    ----------
         Total Current Assets                            1,469,564     1,877,034

PROPERTY AND EQUIPMENT                                   4,163,063     4,130,664

OTHER
     Deposits                                               17,061         9,809
                                                        ----------    ----------
                                                            17,061         9,809
                                                        ----------    ----------
                                                        $5,649,688    $6,017,507
                                                        ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
     Notes payable                                      $  100,000    $   52,089
     Accounts Payable                                       73,322       116,794
     Accrued Liabilities                                    61,509        50,494
     Accrued Management Fees and Salaries                  516,960       504,460
     Current position of long-term liabilities              24,522        37,216
                                                        ----------    ----------
         Total Current Liabilities                         776,313       761,053

LONG-TERM LIABILITIES                                           --            --

COMMITMENTS AND CONTINGENCIES                                   --            --

STOCKHOLDERS' EQUITY                                     4,873,375     5,256,454
                                                        ----------    ----------

                                                        $5,649,688    $6,017,507
                                                        ==========    ==========

NUPRO INNOVATIONS INC.                                               (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF LOSS AND DEFICIT
THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                                       DEFICIT
                                                                                     ACCUMULATED
                                                                                     DURING THE
                                                       MARCH 31        MARCH 31      DEVELOPMENT
                                                         2002            2001           STAGE
                                                     ------------    ------------    ------------
Revenue, primarily interest earned ...............   $      4,275    $     43,436    $    365,266

 Costs and expenses:
  Development, pre-production, and administration         398,246         247,773       4,571,164
  In-kind investment .............................             --              --       3,252,600
  Loss on impairment and disposition of properties             --              --         933,966
  Financial, primarily interest ..................          1,001           2,375         824,449
  Depreciation and amortization ..................         27,034          12,076         273,220
                                                     ------------    ------------    ------------
                                                          426,281         262,224       9,855,399
                                                     ------------    ------------    ------------

Loss before income tax benefits ..................       (422,006)       (218,788)     (9,490,133)

Income tax benefits ..............................             --              --              --
                                                     ------------    ------------    ------------
Net loss .........................................   $   (422,006)   $   (218,788)   $ (9,490,133)
                                                     ============    ============    ============

Net loss per common share (basic and diluted) ....   $      (0.03)   $      (0.02)
                                                     ============    ============

Weighted average shares outstanding ..............     14,441,575      14,282,937
                                                     ============    ============

Net loss .........................................   $   (422,006)   $   (218,788)   $ (9,490,133)

Other comprehensive income (loss):
   Foreign currency translation adjustment .......         38,930          24,373          65,579
                                                     ------------    ------------    ------------

Total comprehensive income (loss) ................   $   (383,076)   $   (194,415)   $ (9,424,554)
                                                     ============    ============    ============

NUPRO INNOVATIONS INC.                                               (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOW
THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                                           ACCUMULATED
                                                                                            DURING THE
                                                              MARCH 31        MARCH 31      DEVELOPMENT
                                                                2002            2001           STAGE
                                                            ------------    ------------    ------------
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
   Net loss for the period ..............................   $   (422,006)   $   (218,788)   $ (9,490,133)

   Adjustments to reconcile net loss to net cash:
     Depreciation .......................................         27,034          12,076         273,220
     Loss on disposal of obsolete equipment .............             --              --         814,154
     Stock issued for in-kind investment ................             --              --       3,252,600
     Interest and fees paid with stock ..................             --              --         330,058
     Accounts receivable ................................        (18,252)         57,899        (127,975)
     Inventories ........................................        (24,557)        (21,888)       (201,329)
     Prepaid Expense ....................................         13,327           8,158          (1,150)
     Accounts payable and accrued liabilities ...........        (32,460)       (213,334)        149,275
     TrucTech Payables and accruals paid with NuPro stock             --              --         370,348
     Accrued management fees and salaries ...............         12,500          (9,961)        246,460
                                                            ------------    ------------    ------------
                                                            $   (444,414)   $   (389,838)   $ (4,384,472)
                                                            ------------    ------------    ------------

INVESTING ACTIVITIES
     Purchase of capital assets .........................        (59,433)       (137,386)     (5,252,166)
     Deposits ...........................................         (7,252)        (28,255)        (17,061)
                                                            ------------    ------------    ------------
                                                            $    (66,685)   $   (165,641)   $ (5,269,227)
                                                            ------------    ------------    ------------

FINANCING ACTIVITIES
     Notes payable ......................................         47,911          (5,827)        100,000
     Increase in (repayment of) long-term liabilities ...        (12,694)        (10,526)        210,372
     Repayment of pre-combination advances from NuPro ...             --              --         204,508
     Advances from (repayments to) stockholders .........             --              --          34,229
     Increase in convertible debentures .................             --              --       1,050,000
     Foreign currency translation adjustment ............         38,930          24,373          65,579
     Common stock subscribed and paid, net of costs .....             --         747,587       9,211,835
                                                            ------------    ------------    ------------
                                                            $     74,147    $    782,607    $ 10,876,523
                                                            ------------    ------------    ------------

INCREASE (DECREASE) IN CASH FOR THE PERIOD ..............       (436,952)        231,128       1,222,824

CASH, BEGINNING OF PERIOD ...............................   $  1,659,776    $  2,825,074    $         --
                                                            ------------    ------------    ------------

CASH, END OF PERIOD .....................................   $  1,222,824    $  3,056,202    $  1,222,824
                                                            ============    ============    ============

NUPRO INNOVATIONS INC.                                               (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001

1. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company as of March 31, 2002 and December 31, 2001, and the results of operations and cash flows for the three month periods ended March 31, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of the results to be expected for the entire fiscal year. The disclosures in the audited financial statements and the notes thereto included in the Company Annual Report on Form 10-KSB for the year ended December 31, 2001, should be read in conjunction with these interim financial statements.

2. RELATED PARTY TRANSACTION - In January 2002, Luba Veselinovic, then president and chief executive officer and Elke Veselinovic, then treasurer of the Company instructed First Security Financial Corp., an entity controlled by Don Radakovich, the Veselinovic's personal accountant, to pay off the note payable to the Montgomery County Bank in the amount of $37,761.91 to discharge the Veselinovic's personal guarantee of the note. First Security Financial Corp. replaced Montgomery County Bank's note with a substitute note with the same principal, interest rate, and payment amount.

     DEATH OF MR. VESELINOVIC - On January 30, 2002, Mr. Veselinovic, the President and Chief Executive Officer, passed away. Subsequently, the Board of Directors unanimously appointed Elke Veselinovic, then current Treasurer and director, to the offices of President and Chief Executive Officer. The Board also named Charles Green, a current director and member of the Audit Committee, to the office of Treasurer and Chief Financial Officer and Reiner Becker, a current director, to the office to Chairman of the Board.

     RESIGNATION OF ELKE VESELINOVIC - Shortly thereafter, on February 16, 2002, Elke Veselinovic submitted her resignation to her recently appointed positions and the Board of Directors unanimously approved the appointment of Reiner Becker, current Chairman of the Board, to the offices of President and Chief Executive Officer.

3. TECHNOLOGY RIGHTS - Immediately after the death of Mr. Veselinovic, certain documents related to the formulation of the NuPro material and its ownership rights were removed from the premises of the Company. The representatives of Krida Overseas Investment Trading Limited, an entity incorporated in Cyprus that claims ownership of the Nupro material formulation have not been forthcoming with these documents. As a result, new management is reassessing the continuing contractual obligations, if any, resulting from the Technology License Agreement, as amended, and proceeding with the development of a formulated material with similar properties to the unpatented NuPro material. The Company has not previously capitalized costs associated with these technology rights. Accordingly, if this matter is not favorably resolved, an impairment loss, if any, will not be recognized.

4. OTHER RELATED PARTY TRANSACTIONS - Previously accrued directors fees, totaling $30,000 were paid to the five directors during the period. Additionally, management fees of $10,000 and $5,000 per month are being accrued, and/or paid to Reiner Becker and Charles Green, respectively, commencing February 1, 2002. The accrual of fees previously paid to Krida under terms of the Technology License Agreement and related Secondment Agreement have been suspended as of January 31, 2002. New management is contesting the Krida fees, pending the resolution of the technology related issues. In the event Krida's continuing rights to such fees are upheld, additional unaccrued expenses, totaling $25,000 as of March 31, 2002, would be incurred.

5. RELOCATION OF PRODUCTION FACILITIES - New management has decided to restructure the focus of operations in Mexico. In addition to the asset impairments recorded as of December 31, 2001, as disclosed in Note 5, management has decided to restructure the production facilities located in Mexico, including a potential sale of all or substantially all of the assets. Management estimates that the sale of these assets could result in an additional 2002 loss of $500,000 and the incurrence of closure related costs of approximately $50,000. It is also management's estimate that carrying costs to preserve such assets until they are sold or another strategy is implemented, including the formation of a joint venture partnership with a Mexican partner, will approximate $2,000 per month. Management has not yet developed an estimate of the recoverability of costs associated with the purchase and construction of the plant facilities which approximate $1,455,000 but believes these costs to be less than the net realizable value. In addition, management has not yet developed an estimate of the costs associated with terminating the lease for the adjoining facility owned by Mr. Ernesto Zaragoza, as director of the Company.

6. GOING CONCERN ISSUES - Pursuant to its plans to restructure the focus of operations in Mexico, new management is actively pursuing negotiations with several potential independent contractors or joint venturers along the Arizona-Mexico border to perform some of the manufacturing phases of the plan of operations. They are hopeful the restructuring would allow them the opportunity to improve the capital resources and financial condition by providing additional funds with respect to the rent or sale of the Mexico real estate holdings, the sale of other assets, termination of some contractual obligations, and the savings in transportation costs and general and administrative expenses. If they are not able to convert such assets into cash or if the amount obtained in connection with such conversion is not sufficient to satisfy the cash requirements for the next 12 months, they may attempt to raise additional funds through an offering of securities.

     New management cannot provide any assurances that they will be able to secure sufficient funds to satisfy the cash requirements for the next 12 months, through a combination of funding of development costs by prospective customers for their respective product applications, revenue from sales, liquidation of assets, or capital raising activities through an offering of securities. The inability to secure additional funds through any or all of the discussed alternatives would have a material adverse effect on the business, financial condition, and results of operations. These financial statements are presented on the basis that the company will continue as a going concern. Other than the impairments disclosed in the year end financial statements, no adjustments have been made to these financial statements to give effect to valuation adjustments that may be necessary in the event the company is not able to continue as a going concern. The effect of those adjustments, if any, could be substantial.

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

     RESEARCH AND DEVELOPMENT

     We anticipate that we will continue research and development to enhance the technology of the NuPro Material and potential product applications and create additional product applications for the NuPro Material over the next 12 months. During the quarter ended March 31, 2002, we did not incur any material research and development expenses. We do not anticipate any substantial research and development expenditures during the next 12 months. Such expenditures, if any, will depend on and be limited by our financial condition and funding of development costs by prospective customers.

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

     EMPLOYEES

     As a result of the changes in management that occurred on or about February 16, 2002, and the subsequent assessment of our business and operations, we have decided to restructure our operations in Mexico and, therefore, we have begun the process of terminating all of NuPro de Mexico employees. We will contract directly with some of such employees to assist us in the manufacturing process with independent or joint venture partners.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     In addition, but not limited to, the other information in this Quarterly Report on Form 10-QSB, the following important factors should be carefully considered in evaluating us and our business because such factors currently have a significant impact or may have a significant impact on our business, prospects, financial condition, and results of operation.

     NUPRO MATERIAL

     Krida Overseas Investment Trading Limited, or Krida Cyprus, an entity incorporated in Cyprus, which is controlled by a relative of Luba and Elke Veselinovic, former Presidents and Chief Executive Officers of our company, claims ownership of a formula relating to a composite plastic industrial engineering material. Effective June 1, 1999, we entered into a Technology License Agreement with Krida Cyprus for the exclusive license to our company of the right to use and market their formula.

     Immediately after Mr. Veselinovic's death, representatives of Mr. Veselinovic retrieved from our premises documents related to such formula and the ownership rights to such formula. Notwithstanding the effectiveness of the Technology License Agreement, we do not have a copy or written evidence of such formula. Representatives of Krida Cyprus and Elke Veselinovic have refused the repeated requests of our management and Board of Directors to provide us with information about the formula for the composite plastic material. In connection with our evaluation of our business, former officers, directors, and outside legal counsel of our predecessor TrucTech provided us with information regarding ownership rights to the formula to produce the composite plastic material that Krida Cyprus claims to own. Based on that information, we believe that we acquired the ownership rights to the formula pursuant to the TrucTech acquisition. We are continuing our investigation into such matters and will take any actions necessary to protect what we believe are our assets and rights under any contractual arrangements. See Part II, Item 1, "Legal Proceedings."

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are not involved, as plaintiff or defendant, in any legal proceedings and actions involving our company. If any negotiations with the representatives of Krida Cyprus, Mr. Veselinovic, former President and Chief Executive Officer of our company, and Elke Veselinovic, current director and former President and Chief Executive Officer of our company, are not favorably resolved, we may become involved in legal proceedings to recover some of our assets in possession of such parties and assert our rights to a formula to produce a composite plastic material or, alternatively, enforce the Technology Licensing Agreement with Krida Cyprus. We believe that if we are involved in such proceedings and do not prevail, the result may have a material adverse effect on our business, financial condition, or results of operations. We believe that none of our other officers, directors, or beneficial owners of 5% or more of our outstanding securities is a party adverse to us and none of the foregoing individuals have a material interest adverse to us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          None


     (b)  Reports on Form 8-K:

          Report on Form 8-K dated January 31, 2002, regarding a press release.

          Report on Form 8-K dated February 2, 2002, announcing the unexpected death of the Chief Executive Officer of the Company and appointment of new officers.

          Report on Form 8-K dated February 16, 2000 announcing the resignation of the Treasurer of the Company and the appointment of new officers.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NUPRO INNOVATIONS INC.


Dated: May 15, 2002                 By: /s/ Reiner Becker
                                        ----------------------------------------
                                    Name:  Reiner Becker
                                    Title: Chief Executive Officer and President
                                           (Principal Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 15, 2002                 By: /s/ Reiner Becker
                                        ----------------------------------------
                                        Reiner Becker
                                        Chief Executive officer and
                                        President
                                        (Principal Executive Officer)


Dated: May 15, 2002                 By: /s/ Charles H. Green
                                        ----------------------------------------
                                        Charles H. Green
                                        Treasurer, Chief Financial Officer,
                                        and Director
                                        (Chief Financial Officer)

Dated: May   , 2002                 By:
                                        ----------------------------------------
                                        Ernesto Zaragoza de Cima
                                        Vice President and Director


Dated: May 15, 2002                 By: /s/ Lawrence J. McEvoy Jr.
                                        ----------------------------------------
                                        Lawrence J. McEvoy Jr.
                                        Secretary and Director


Dated: May   , 2002                 By:
                                        ----------------------------------------
                                        Elke Veselinovic
                                        Director