Form 10QSB
period 2002-06-30
NUPRO INNOVATIONS INC
filed 2002-08-14
CIK 1100282

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


For the quarterly period ended June 30, 2002   Commission file number: 000-28433


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


     As of August 1, 2002, there were 14,441,575 shares of the Common Stock, $.001 par value, of the Company outstanding

================================================================================

                                TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.  Financial Statements .................................................3

         Condensed Balance Sheets
           June 30, 2002 and December 31, 2001 ................................3

         Condensed Statements of Loss and Deficit
           Three months ended June 30, 2002 and 2001 ..........................4
           Six months ended June 30, 2002 and 2001 ............................5

         Condensed Statements of Cash Flow
           Six months ended June 30, 2002 and 2001 ............................6

         Notes to Condensed Financial Statements ..............................7

Item 2.  Plan of Operation ...................................................10

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................16
Item 2.  Changes in Securities and Use of Proceeds ...........................16
Item 3.  Defaults Upon Senior Securities .....................................16
Item 4.  Submission of Matters to a Vote of Security Holders .................16
Item 5.  Other Information ...................................................16
Item 6.  Exhibits and Reports on Form 8-K ....................................17

SIGNATURES ...................................................................18

                                     PART I

                              FINANCIAL INFORMATION

--------------------------------------------------------------------------------
NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                       JUNE 30       DECEMBER 31
                                                         2002           2001
                                                      ----------     ----------
                                                     (UNAUDITED)
ASSETS

CURRENT
     Cash and cash equivalents                        $  570,122     $1,659,776
     Accounts receivable                                  96,192         23,436
     Inventory                                            42,057        176,772
     Prepaid expenses                                     75,228         17,050
                                                      ----------     ----------
         Total current assets                            783,599      1,877,034

PROPERTY AND EQUIPMENT                                 3,876,581      4,130,664

OTHER
     Deposits                                             16,640          9,809
                                                      ----------     ----------
                                                          16,640          9,809
                                                      ----------     ----------

                                                      $4,676,820     $6,017,507
                                                      ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
     Notes payable                                    $  100,000     $   52,089
     Accounts payable                                     97,777        116,794
     Accrued liabilities                                  51,946         50,494
     Accrued management fees and salaries                532,460        504,460

     Current portion of long-term liabilities                 --         37,216
                                                      ----------     ----------
         Total current liabilities                       782,183        761,053

LONG-TERM LIABILITIES                                         --             --

COMMITMENTS AND CONTINGENCIES                                 --             --

SHAREHOLDERS' EQUITY                                   3,894,637      5,256,454
                                                      ----------     ----------

                                                      $4,676,820     $6,017,507
                                                      ==========     ==========

--------------------------------------------------------------------------------
NUPRO INNOVATIONS INC.                                               (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF LOSS AND DEFICIT
THREE MONTHS ENDED JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                           THREE MONTHS
                                                           ENDED JUNE 30,
                                                     --------------------------
                                                        2002           2001
                                                     -----------    -----------
Revenue - Interest earned                            $     2,847    $    36,296
                                                     -----------    -----------

Costs and expenses:
   Development, pre-production, and administration       433,226        323,030
   In-kind Investment                                         --             --
   Loss on impairment and disposition of properties      346,667             --
   Financial, primarily interest                           1,570          1,880
   Depreciation and amortization                          17,017          5,220
                                                     -----------    -----------
                                                         798,480        330,130
                                                     -----------    -----------

Loss before income tax benefits                         (795,633)      (293,834)

Income tax benefits                                           --             --
                                                     -----------    -----------
Net loss                                             $  (795,633)   $  (293,834)
                                                     ===========    ===========

Net loss per common share (basic and diluted)        $     (0.06)   $     (0.02)
                                                     ===========    ===========

Weighted average shares outstanding                   14,441,575     14,429,487
                                                     ===========    ===========

Net Loss                                             $  (795,633)   $  (293,834)

Other comprehensive income (loss):
   Foreign currency translation adjustment              (183,108)       (91,224)
                                                     -----------    -----------

Total comprehensive income (loss)                    $  (978,741)   $  (202,610)
                                                     ===========    ===========

--------------------------------------------------------------------------------
NUPRO INNOVATIONS INC.                                               (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF LOSS AND DEFICIT
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                                       DEFICIT
                                                              SIX MONTHS             ACCUMULATED
                                                             ENDED JUNE 30,          DURING THE
                                                     ----------------------------    DEVELOPMENT
                                                         2002            2001           STAGE
                                                     ------------    ------------    ------------
Revenue, primarily interest earned                   $      7,122    $     79,732    $    368,113
                                                     ------------    ------------    ------------

Costs and expenses:
  Development, pre-production, and administration         831,472         570,803       5,004,390
  In-kind investment                                           --              --       3,252,600
  Loss on impairment and disposition of properties        346,667              --       1,280,633
  Financial, primarily interest                             2,571           4,255         826,019
  Depreciation and amortization                            44,051          17,296         290,237
                                                     ------------    ------------    ------------
                                                        1,224,761         592,354      10,653,879
                                                     ------------    ------------    ------------

Loss before income tax benefits                        (1,217,639)       (512,622)    (10,285,766)

Income tax benefits                                            --              --              --
                                                     ------------    ------------    ------------
Net loss                                             $ (1,217,639)   $   (512,622)   $(10,285,766)
                                                     ============    ============    ============

Net loss per common share (basic and diluted)        $      (0.08)   $      (0.04)
                                                     ============    ============

Weighted average shares outstanding                    14,441,575      14,356,946
                                                     ============    ============

Net Loss                                             $ (1,217,639)   $   (512,622)   $(10,285,766)

Other comprehensive income (loss):
   Foreign currency translation adjustment               (144,178)        115,597        (117,529)
                                                     ------------    ------------    ------------

Total comprehensive income (loss)                    $ (1,361,817)   $   (397,025)   $(10,403,295)
                                                     ============    ============    ============

--------------------------------------------------------------------------------
NUPRO INNOVATIONS INC.                                               (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOW
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                     SIX MONTHS             ACCUMULATED
                                                                   ENDED JUNE 30,           DURING THE
                                                            ----------------------------    DEVELOPMENT
                                                                2002            2001           STAGE
                                                            ------------    ------------    ------------
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
   Net loss for the period                                  $ (1,217,639)   $   (512,622)   $(10,285,766)

   Adjustments to reconcile net loss to net cash
     Depreciation                                                 44,051          17,296         290,237
     Loss on impairment and disposition of properties            346,667              --       1,160,821
     Stock issued for in-kind investment                              --              --       3,252,600
     Interest and fees paid with stock                                --              --         330,058
     Accounts receivable                                         (72,756)         18,191        (182,479)
     Inventories                                                 134,715         (52,163)        (42,057)
     Prepaid expense                                             (58,178)        (21,609)        (72,655)
     Accounts payable and accrued liabilities                    (17,565)       (267,224)        164,170
     TrucTech Payables and accruals paid with NuPro stock             --              --         370,348
     Accrued management fees and salaries                         28,000          (3,024)        261,960
                                                            ------------    ------------    ------------
                                                                (812,705)       (821,155)      4,752,763
                                                            ------------    ------------    ------------

INVESTING ACTIVITIES
     Proceeds from sale of capital assets                         80,500              --          80,500
     Purchase of capital assets                                 (217,135)       (461,645)     (5,409,868)
     Deposits                                                     (6,831)        (39,670)        (16,640)
                                                            ------------    ------------    ------------
                                                                (143,466)       (501,315)     (5,346,008)
                                                            ------------    ------------    ------------

FINANCING ACTIVITIES
    Notes payable                                                 47,911          (5,827)        100,000
    Increase in (repayment of) long-term liabilities             (37,216)        (49,877)        185,850
    Repayment of pre-combination advances from NuPro                  --              --         204,508
    Advances from (repayments to) shareholders                        --              --          34,229
    Increase in convertible debentures                                --              --       1,050,000
    Foreign currency translation adjustment                     (144,178)        115,597        (117,529)
    Common stock subscribed and paid, net of costs                    --         837,498       9,211,835
                                                            ------------    ------------    ------------
                                                                (133,483)        897,391      10,668,893
                                                            ------------    ------------    ------------

INCREASE (DECREASE) IN CASH FOR THE PERIOD                    (1,089,654)       (425,079)        570,122

CASH, BEGINNING OF PERIOD                                      1,659,776       2,825,074              --
                                                            ------------    ------------    ------------

CASH, END OF PERIOD                                         $    570,122    $  2,399,995    $    570,122
                                                            ============    ============    ============

--------------------------------------------------------------------------------
NUPRO INNOVATIONS INC.                                               (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------

1. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company as of June 30, 2002 and the results of operations and cash flows for the periods ended June 30, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of the results to be expected for the entire fiscal year. The disclosures in the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 should be read in conjunction with these interim financial statements.

2. RELATED PARTY TRANSACTION - In January 2002, Luba Veselinovic, then President and Chief Executive Officer, and Elke Veselinovic, then Treasurer of the Company, instructed First Security Financial Corp., an entity controlled by Don Radakovich, the Veselinovic's personal accountant, to pay off the note payable to the Montgomery County Bank in the amount of $37,761.91 to discharge the Veselinovic's personal guarantee of the note. First Security Financial Corp. replaced Montgomery County Bank's note with a substitute note with the same principal, interest rate, and payment amount. The Company subsequently offset the entire balance of this obligation to satisfy claims by the Company against Elke Veselinovic for a Company-owned automobile that she refused to surrender.

     DEATH OF MR. VESELINOVIC - On January 30, 2002, Mr. Veselinovic, then President and Chief Executive Officer, passed away. Subsequently, the Board of Directors unanimously appointed Elke Veselinovic, then current Treasurer and director, to the offices of President and Chief Executive Officer. The Board also named Charles Green, a current director and member of the Audit Committee, to the office of Treasurer and Chief Financial Officer and Reiner Becker, a current director, to the office of Chairman of the Board.

     RESIGNATION OF ELKE VESELINOVIC - Shortly thereafter, on February 16, 2002, Elke Veselinovic submitted her resignation to her recently appointed management position. The Board of Directors unanimously accepted Mrs. Veselinovic's resignation and approved the appointment of Reiner Becker, current Chairman of the Board, to the offices of President and Chief Executive Officer.

3. TECHNOLOGY RIGHTS - Immediately after the death of Mr. Veselinovic, certain documents related to the formulation of the NuPro material and its ownership rights were removed from the premises of the Company by Elke Veselinovic, then President, Chief Executive Officer, and director of the Company, and Gerry Malloy, then member of the Advisory Board of the Company. Krida Overseas Investment Trading Limited, or Krida Overseas, an entity incorporated in Cyprus and controlled by Mrs. Veselinovic, claims ownership of the Nupro material formulation. On July 18, 2002, upon demand by the Company, Mrs. Veselinovic and Krida Overseas delivered to the
     Company a "NuPro technology file" purportedly containing the technical information regarding the NuPro material formulation. The Company carefully reviewed the contents of the information provided by Krida Overseas and has concluded that it is without value. The Company will continue to explore avenues to assert claims against Krida Overseas and certain former officers and directors of the Company for misrepresentations made since 1998 concerning the existence of a proprietary formula and ownership by Krida Overseas of the same. The Company is proceeding with the development of a formulated material with similar properties to the unpatented NuPro material purportedly developed by Krida Overseas. The Company has not previously capitalized costs associated with these technology rights. Accordingly, if this matter is not favorably resolved, an impairment loss, if any, will not be necessary.

4. OTHER RELATED PARTY TRANSACTIONS - Previously accrued directors fees, totaling $18,000 were paid to the three directors during the period. Additionally, management fees of $10,000 and $5,000 per month are being accrued, and/or paid to Reiner Becker and Charles Green, respectively, commencing February 1, 2002. The accrual of fees previously paid to Krida Overseas under terms of the Technology License Agreement and related Secondment Agreement have been suspended as of January 31, 2002. New management is contesting the Krida Overseas fees, pending the resolution of the technology related issues. In the event Krida Overseas' continuing rights to such fees are upheld, additional unaccrued expenses, totaling $62,500 as of June 30, 2002, would be incurred.

5. RELOCATION OF PRODUCTION FACILITIES - The Company owns two production buildings in Guaymas, Mexico, that were constructed by a company controlled by former officer and Director Ernesto Zaragoza with supervision from former President and CEO Luba Veselinovic. A recent examination of these buildings revealed that the sites on which the two production buildings are located are not of sufficient size to permit access to the buildings with vehicles without entering onto property owned by a Zaragoza-controlled entity. Fencing and pavement fronting our buildings were also placed on Mr. Zaragoza's property. Further, appurtenances from the rear of both buildings encroach onto Mr. Zaragoza's property, and the Company spent approximately $10,000 to construct a storage building on property owned by Mr. Zaragoza. The Company does not have a legal easement to any of these areas, which presents significant risks for the future use of the facilities, and depresses the value of the properties to a potential buyer.

     Former President and CEO of NuPro Innovations, Inc., Luba Veselinovic, and the former President of NuPro Innovations de Mexico, Ernesto Zaragoza, directed the acquisition and installation of a chemical reactor and related cooling system in the production facilities in Guaymas at a cost of about $1,000,000, which subsequently has been deemed to be hazardous and inappropriate for its stated purpose.

     New management has decided to restructure the focus of its operations in Mexico. In addition to the asset impairments recorded as of December 31, 2001, management has decided to close the production facilities located in Mexico, including a potential sale of all or substantially all of the assets. Management estimates that the sale of these assets could result in a loss in excess of $500,000 and the incurrence of closure related costs of approximately $50,000 for fiscal year ending December 31, 2002. It is also management's estimate that carrying costs to preserve such assets until they are sold or another strategy is implemented, including the formation of a joint venture partnership with a Mexican partner, will approximate $4,000 per month. Management has not yet developed an estimate of the recoverability of costs associated with the purchase and construction of the plant facilities that approximate $1,455,000 but believes these costs to be less than the net realizable value.

     Pursuant to the restructuring plan, on June 1, 2002 management sold assets with a cost basis of approximately $210,000 to a non-affiliate third party for $80,500, resulting in a loss of approximately $130,000. The Company received $5,000 as a deposit on the sale with the $75,500 balance due on or before September 4, 2002. Title to the assets will not transfer to the buyer until payment is received in full. Additional impairment reserves have been recorded for inventories ($129,000) and buildings ($88,000). The inventory impairment is based on management's estimate of the recoverability of costs of items associated with the prior technology. The building impairment is based on an MAI appraisal of $1,300,000 for the Tucson facility.

     In accordance with the restructuring plan, management entered into a one year lease contract with a non-affiliate third party for a production facility in Tucson effective June 1, 2002. The monthly lease payment is $1,000 and the agreement includes an option to extend the lease term for up to 108 months after the original term. Further, during this quarter, the Company acquired machinery and equipment for mixing stations in its production facility in Tucson from a non-affiliate third party for $291,000. As of June 30, 2002, the Company paid $150,000 on the foregoing machinery and equipment with the remainder subsequently paid in July.

6. GOING CONCERN ISSUES. The Company has substantially depleted its cash reserves. New management can give no assurance that they will be able to secure sufficient funds to enable the Company to continue operations for the next twelve months. They are attempting to raise funds through a combination of funding of development costs by prospective customers for their respective product applications, revenue from sales, liquidation of assets, or capital raising activities through a private offering of securities. Their inability to secure additional funds through any or all of the discussed alternatives would have a material adverse effect on the business and its financial condition, and may prompt it to discontinue operations.

     New management is hopeful its plans to terminate operations in Mexico will allow them the opportunity to improve the capital resources and financial condition by providing additional funds with respect to the rent or sale of the Mexico real estate holdings, the sale of other assets, termination of some contractual obligations, and the savings in transportation costs, and general and administrative expenses.

     New management believes there are sufficient funds to satisfy their cash requirements through the end of August. During the quarter ended June 30, 2002, they terminated all of the employees in the Mexican subsidiary except one. In addition, they began liquidating some of the assets in Mexico and started the process to raise additional funds through the issuance of new securities that, if successful, may provide sufficient funds to satisfy their cash requirements through June 30, 2003.

     These financial statements are presented on the basis that the Company will continue as a going concern. In addition to the impairments disclosed in the year end financial statements, additional impairments and losses, discussed above, have been reflected in these financial statements. However, in the event the Company is not able to continue as a going concern, further valuation adjustments to assets (primarily property and equipment) may be necessary. The effect of those adjustments, if any, could be substantial.

ITEM 2. PLAN OF OPERATION.

     The following Plan of Operation provides information that our management believes is relevant to an assessment and understanding of our business and should be read in conjunction with the attached audited Consolidated Financial Statements and Notes thereto.

OPERATIONS

     We have not had significant revenue from operations since our inception. We believe that we have sufficient funds from the Regulation S Offering to satisfy our cash requirements through the end of August 2002. During the quarter ended June 30, 2002, we terminated all of the employees in our Mexican subsidiary except one. In addition, we started the process to liquidate some of our assets in Mexico and raise additional funds through the issuance of new securities that we believe will provide us with sufficient funds to satisfy our cash requirements for the next twelve months.

     We cannot provide any assurances that we will be able to secure sufficient funds to satisfy our cash requirements for the next twelve months through a combination of funding of development costs by prospective customers for their respective product applications, revenues from sales, liquidation of assets, or capital raising activities through offering of our securities. Our inability to secure additional funds through any or all of the discussed alternatives would have a material adverse effect on our business, financial condition, and results of operations.

     RESEARCH AND DEVELOPMENT

     We anticipate that we will continue research and development to enhance the technology of the NuPro Material and potential product applications and create additional product applications for the NuPro Material over the next 12 months. During the quarter ended June 30, 2002, we did not incur any material research and development expenses. We do not anticipate any substantial research and development expenditures during the next 12 months. Such expenditures, if any, will depend on and be limited by our financial condition and funding of development costs by prospective customers.

     MANUFACTURING

     As a result of the changes in management that occurred on or about February 16, 2002, and the subsequent assessment of our business and operations in Mexico, we have decided to contract or joint venture with established manufacturers in along the United States to prototype NuPro Material product applications, fabricate molds, test such product applications, and set up turn key packages.

     PLANT AND EQUIPMENT

     During the third quarter of fiscal year 2000, we completed the construction of two manufacturing facilities in Guaymas, Mexico, which include approximately 32,000 square feet, at a cost of approximately $1,466,000, including land. These two manufacturing facilities were constructed by a company controlled by a former officer and director, Ernesto Zaragoza de Cima, with supervision from our former President and CEO, Luba Veselinovic. As a result of the changes in management that occurred on or about February 16, 2002, and the subsequent assessment of our business and operations, we have decided to terminate our operations in Mexico and, therefore, we have begun the process of liquidating our assets, including selling or leasing our two manufacturing facilities in Guaymas, Mexico. A recent examination of these buildings revealed that the sites on which the two production buildings are located are not of sufficient size to permit access to the buildings with vehicles without entering onto property owned by a Zaragoza-controlled entity. Fencing and pavement fronting our buildings were also placed on Mr. Zaragoza's property. Further, appurtenances from the rear of both buildings encroach onto Mr. Zaragoza's property, and the Company spent approximately $10,000 to construct a storage building on property owned by Mr. Zaragoza. The Company does not have a legal easement to any of these areas, which presents significant risks for the future use of the facilities, and depresses the value of the properties to a potential buyer.

     Former President and CEO of NuPro Innovations, Inc., Luba Veselinovic, and the former President of NuPro Innovations de Mexico, Ernesto Zaragoza, directed the acquisition and installation of a chemical reactor and related cooling system in the production facilities in Guaymas at a cost of about $1,000,000, which subsequently has been deemed to be hazardous and inappropriate for its stated purpose.

     A careful examination of the documents related to our 99% owned subsidiary, NuPro de Mexico, S.A. de C.V., revealed that our Mexican subsidiary did not enter into a valid lease agreement for space referred to as Building "D" in Guaymas, Mexico. We stopped making lease payments under such lease agreement effective April 1, 2002, and removed all company assets from it. We have requested the landlord to return to us all previously paid rents. The landlord is a Mexican entity owned and controlled by former director and officer Ernesto Zaragoza. See Part II, Item I, "Legal Proceedings."

     Effective June 1, 2002, we entered into a one-year lease agreement with a non-affiliate third party for a production facility in Tucson. The monthly lease payment is $1,000 and the agreement includes an option to extend the lease term for up to 108 months after the original term.

     During the second quarter of fiscal year 2002, we acquired machinery and equipment for mixing stations in our production facility in Tucson from a non-affiliate third party for $291,000. We expect that all of the machinery and equipment for mixing stations will be delivered, installed, tooled, and ready for production during the third quarter of fiscal year 2002.

     EMPLOYEES

     As a result of the changes in management that occurred on or about February 16, 2002, and the subsequent assessment of our business and operations, we decided to eliminate our operations in Mexico. During the quarter ended June 30, 2002, we terminated all of NuPro de Mexico employees except one.

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

     NUPRO MATERIAL

     Krida Overseas Investment Trading Limited, or Krida Overseas, an entity incorporated in Cyprus, which is owned by a relative of Luba and Elke Veselinovic, former Presidents and Chief Executive Officers of our company, and controlled by Mrs. Veselinovic, claims ownership of a formula relating to a composite plastic industrial engineering material. Effective June 1, 1999, we entered into a Technology License Agreement with Krida Overseas for the exclusive license to our company of the right to use and market their formula.

     Immediately after Mr. Veselinovic's death, representatives of Mr. Veselinovic and Krida Overseas retrieved from our premises documents related to such formula and the ownership rights to such formula. On July 18, 2002, upon demand by the Company, representatives of Krida Overseas and Mrs. Veselinovic provided us with certain information about the formula for the composite plastic material. We carefully reviewed the contents of the information provided by Krida Overseas and have concluded that it is without value. We will continue to explore avenues to assert claims against Krida Overseas and former officers and directors for misrepresentations made since 1998 concerning the existence of a proprietary formula and ownership by Krida Overseas of the same. Further, we may seek reimbursement by Krida Overseas to us for an undetermined amount for charges that include, but are not limited to, "research and development" for a product represented by Krida Overseas to us as complete.

     In connection with our evaluation of our business, former officers, directors, and outside legal counsel of our predecessor, TrucTech, Inc. or TrucTech, a Georgia corporation, provided us with information regarding ownership rights to the formula to produce the composite plastic material that Krida Overseas claims to own. Based on that information, we believe that we acquired the ownership rights to the formula pursuant to our acquisition of TrucTech effective December 1, 1998. We are continuing our investigation into such matters and will take any actions necessary to protect what we believe are our assets and rights under any contractual arrangements. See Part II, Item 1,"Legal Proceedings."

     During the quarter ended June 30, 2002, we developed our own formula for a composite plastic industrial engineering material that will be used for the NuPro Material. We are currently testing and improving our own formula. We cannot provide any assurances that we will be able to develop a successful formula for a NuPro Material, or, if we are successful, that the NuPro Material will achieve market acceptance or be profitable.

     NO SIGNIFICANT SALES

     We are attempting to commercialize a new technology, an industrial composite applications material called the NuPro Material. Although we are in the process of developing product applications for use in the copper mining industry, audio component industry, and container industry, we have not executed any significant product orders of the NuPro Material to date. Our results of operations may be unpredictable from quarter to quarter as a result of numerous factors, including, but not limited to, fluctuations in the development and design of our current and future product applications for the NuPro Material, market acceptance of our current or future product applications for the NuPro Material, the timing of orders and shipments of the NuPro Material, or the introduction or announcement of competitive composite materials or products. We cannot provide any assurance that we will be able to achieve significant revenue from sales of the NuPro Material or product applications in the future.

     LIMITED OPERATING HISTORY

     We are a development stage company that was incorporated in the Canadian Province of Ontario on November 27, 1996, as TracTop Distributing Inc. and domesticated in the state of Delaware in the United States under the name NuPro Innovations Inc. on August 7, 1997. As a result, we have a limited operating history to review in evaluating our business. Accordingly, we have limited financial and operating data upon which our business and prospects may be evaluated. We have not generated significant operating revenue to date.

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

     RELIANCE ON SUPPLY OF RAW MATERIALS

     The NuPro Material is a polyester/epoxy hybrid that requires a substantial amount of certain chemical constituents, primarily raw petro-chemical feedstocks. Although we believe that such chemical components are available from a number of suppliers, we anticipate that we will purchase such chemical constituents from a relatively small number of suppliers located in the United States. Our ability to obtain adequate supplies of chemical compounds for the NuPro Material depends on our success in entering into long-term arrangements with suppliers and managing the collection of supplies from geographically dispersed suppliers. The termination or interruption of our significant supplier relationships could subject us to the risk that we would be unable to purchase sufficient quantities of raw materials to meet our production requirements or would have to pay higher prices for replacement supplies. The termination of significant sources of raw materials or payment of higher prices for raw materials could have a material adverse effect on our business, financial condition, and results of operations.

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

     COMPETITION

     We compete with other manufacturers of composite industrial materials such as steel, plastics, fiberglass, and wood. While many of our competitors limit their services to one or more of the following: (i) designing and prototyping;
(ii) producing machinery and tooling; or (iii) providing raw materials, we expect to provide all such services. We believe that we will compete with companies that serve existing manufacturers with established manufacturing operations seeking a less expensive manufacturing process or higher quality product, or new manufacturers in need of a turnkey manufacturing package for production. We cannot provide any assurance that we will be successful in our business strategy and any failure we experience could have a material adverse effect on our business, financial condition, and results of operations.

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

     ENVIRONMENTAL LIABILITIES

     Actions by federal, state, and local governments concerning environmental matters could result in environmental laws or regulations that could increase the cost of producing the NuPro Material and the product applications developed by our company, or otherwise adversely affect the demand for the NuPro Material. At present, during our early stage of development, environmental laws and regulations do not have a material adverse effect upon the demand for the NuPro Material. In addition, certain of our operations are subject to federal, state, and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage, and disposal of solid and hazardous wastes. While we have not had to make significant capital expenditures for environmental compliance, we cannot predict with any certainty our future capital expenditure requirements relating to environmental compliance because of continually changing compliance standards and technology. We do not have insurance coverage for environmental liabilities and do not anticipate obtaining such coverage in the future.

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

     CURRENCY FLUCTUATION

     While we currently have significant assets located in Mexico, we are in the process of liquidating all our assets located in Mexico. Currently, the Mexican Peso may be readily exchanged for U.S. currency in Mexican banks, and the exchange rate relating to Mexican Peso has been generally stable for the past five years in comparison to the exchange rate fluctuations relating to the currencies of certain other countries. The current exchange rate for Mexican Peso could change at any time by the direction of the government or economic developments and such changes could have a material adverse effect on our business, financial condition, and results of operations. We cannot provide any assurance that we will be successful in liquidating our assets in Mexico.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are not involved, as plaintiff or defendant, in any legal proceedings and actions involving our company. If any negotiations with Krida Overseas, estate representatives of Mr. Veselinovic, former President and Chief Executive Officer of our company, and Mrs. Veselinovic, former President, Chief Executive Officer, and director of our company, are not favorably resolved, we may become involved in legal proceedings to recover some of our assets in possession of such parties and assert our claims for repatriation of moneys paid to Krida Overseas for access to a proprietary composite plastic material formula that apparently does not exist. Additionally, we have attempted to initiate discussions with Desarrollo Inmobiliario Ernesto Zaragoza, S.A. de C.V., a Mexican corporation owned and controlled by our former officer and director Ernesto Zaragoza for the return of monies paid by our Mexican subsidiary for an invalid lease with such entity on a building in Guaymas, Mexico, used by our Mexican subsidiary, and for the repurchase of the two buildings constructed by our Mexican subsidiary also in Guaymas, Mexico. We believe that if we are involved in such proceedings and do not prevail, the result may have a material adverse effect on our business, financial condition, or results of operations. We believe that none of our other officers, directors, or beneficial owners of 5% or more of our outstanding securities is a party adverse to us and none of the foregoing individuals have a material interest adverse to us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 21, 2002, the Company held its 2002 Annual Meeting of Shareholders (the "Annual Meeting"). As of the record date of April 26, 2002, there were 14,441,575 shares entitled to vote at the Annual Meeting. Stockholders representing 12,981,698 shares or 89.9% of the shares entitled to vote at the Annual Meeting were present in person or by proxy. All of the directors standing for re-election were elected at the Annual Meeting and the only additional proposal was passed. The following sets forth the voting results on the election of directors and the proposal submitted to shareholders at the Annual Meeting:

1.   Election of Directors.

     Director                           Votes for            Votes withheld
     --------                           ---------            --------------
     Reiner Becker                      7,337,530              5,644,168
     Charles H. Green                   7,337,530              5,644,168
     Lawrence J. McEvoy Jr              7,383,339              5,598,359

2.   Ratification of S.E. Clark & Company P.C. as independent auditor:

     Votes for                        Votes Against            Abstentions
     ---------                        -------------            -----------
     12,980,348                            -0-                    1,350

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Exhibit No.         Description
          -----------         -----------
             10.10            Lease  Agreement   between  the  Company  and  RPM
                              Properties, LLC, effective June 1, 2002.

             99.4             Certification  pursuant to 18 U.S.C. Section 1350,
                              as  adopted   pursuant   to  Section  906  of  the
                              Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

          None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NUPRO INNOVATIONS INC.


Date: August 12, 2002                   By: /s/ Reiner Becker
                                            ------------------------------------
                                            Name: Reiner Becker
                                            Title: Chief Executive Officer
                                                   and President (Principal
                                                   Executive Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: August 12, 2002                  By: /s/ Reiner Becker
                                            ------------------------------------
                                            Reiner Becker
                                            Chief Executive Officer, President
                                            and Chairman of the Board


Dated: August 9, 2002                   By: /s/ Charles H. Green
                                            ------------------------------------
                                            Charles H. Green
                                            Treasurer, Chief Financial Officer,
                                            and Director


Dated: August 13, 2002                  By: /s/ Lawrence J. McEvoy Jr.
                                            ------------------------------------
                                            Lawrence J. McEvoy Jr.
                                            Secretary and Director