Form 10QSB
period 2002-09-30
NUPRO INNOVATIONS INC
filed 2002-11-14
CIK 1100282

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002


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

     As of November 11, 2002, there were 14,441,575 shares of the Common Stock, $.001 par value, of the Company outstanding

================================================================================

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
Item 1. Financial Statements.................................................  3

     Condensed Balance Sheets
       September 30, 2002 and December 31, 2001 .............................  3

     Condensed Statements of Loss and Deficit
       Three months ended September 30, 2002 and 2001 .......................  4
       Nine months ended September 30, 2002 and 2001 ........................  5

     Condensed Statements of Cash Flow
       Nine months ended September 30, 2002 and 2001 ........................  6

     Notes to Condensed Interim Financial Statements ........................  7

Item 2. Plan of Operation.................................................... 10

Item 3. Controls and Procedures.............................................. 14

PART II: OTHER INFORMATION

Item 1. Legal Proceedings ................................................... 14
Item 2. Changes in Securities and Use of Proceeds............................ 15
Item 3. Defaults Upon Senior Securities...................................... 15
Item 4. Submission of Matters to a Vote of Security Holders.................. 15
Item 5. Other Information.................................................... 15
Item 6. Exhibits and Reports on Form 8-K..................................... 15

SIGNATURES................................................................... 16

CERTIFICATION................................................................ 17

                                     PART I

                              FINANCIAL INFORMATION

--------------------------------------------------------------------------------
NUPRO INNOVATIONS INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                      SEPTEMBER 30   DECEMBER 31
                                                          2002          2001
                                                       ----------    ----------
                                                       (UNAUDITED)
ASSETS

CURRENT
     Cash                                              $   42,898    $1,659,776
     Accounts Receivable                                   92,677        23,436
     Inventory                                                 --       176,772
     Prepaid Expenses                                      33,439        17,050
                                                       ----------    ----------
         Total Current Assets                             169,015     1,877,034

PROPERTY AND EQUIPMENT                                  1,665,017     4,130,664

OTHER
     Deposits                                              15,963         9,809
                                                       ----------    ----------
                                                           15,963         9,809
                                                       ----------    ----------
                                                       $1,849,994    $6,017,507
                                                       ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT
     Notes payable                                     $       --    $   52,089
     Accounts Payable                                     119,568       116,794
     Accrued Liabilities                                   47,029        50,494
     Accrued Management Fees and Salaries                 528,460       504,460
     Current position of long-term liabilities                 --        37,216
                                                       ----------    ----------
         Total Current Liabilities                        695,057       761,053

LONG-TERM LIABILITIES                                          --            --

COMMITMENTS AND CONTINGENCIES                                  --            --

SHAREHOLDERS' EQUITY                                    1,154,937     5,256,454
                                                       ----------    ----------

                                                       $1,849,994    $6,017,507
                                                       ==========    ==========

--------------------------------------------------------------------------------
NUPRO INNOVATIONS INC.                                               (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF LOSS AND DEFICIT
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                SEPTEMBER 30    SEPTEMBER 30
                                                                    2002            2001
                                                                ------------    ------------
Revenue, primarily interest earned                              $      3,300    $     23,270
                                                                ------------    ------------
Costs and expenses:
   Development, pre-production, and administration                   397,698         243,902
   In-kind Investment                                                     --              --
   Loss on impairment and disposition of properties                   10,529              --
   Financial, primarily interest                                      (1,318)           (959)
   Depreciation and amortization                                      (7,650)         18,312
                                                                ------------    ------------
                                                                     399,259         261,255
                                                                ------------    ------------

Loss before income tax benefits                                     (395,959)       (237,985)

Income tax benefits                                                       --              --
                                                                ------------    ------------
Net loss                                                        $   (395,959)   $   (237,985)
                                                                ============    ============

Net loss per common share (basic and diluted)                   $      (0.02)   $      (0.02)
                                                                ============    ============

Weighted average shares outstanding                               14,441,575      14,385,156
                                                                ============    ============

Net Loss                                                        $   (395,959)   $   (237,985)

Other comprehensive income (loss):
   Foreign currency translation adjustment                           (65,123)       (155,747)
                                                                ------------    ------------

Total comprehensive income (loss)                               $   (461,082)   $   (393,732)
                                                                ============    ============

--------------------------------------------------------------------------------
NUPRO INNOVATIONS INC.                                               (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF LOSS AND DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                                       DEFICIT
                                                                                     ACCUMULATED
                                                                                     DURING THE
                                                     SEPTEMBER 30    SEPTEMBER 30    DEVELOPMENT
                                                         2002            2001           STAGE
                                                     ------------    ------------    ------------
Revenue, primarily interest earned                   $     10,422    $    103,002    $    371,413
                                                     ------------    ------------    ------------
Costs and expenses:
  Development, pre-production, and administration       1,229,170         814,705       5,402,088
  Stock issued for investors' "sweat equity"                   --              --       3,252,600
  Loss on impairment and disposition of properties        357,196              --       1,291,162
  Financial, primarily interest                             1,253           3,296         824,701
  Depreciation and amortization                            36,401          35,608         262,587
                                                     ------------    ------------    ------------
                                                        1,624,020         853,609      11,053,138
                                                     ------------    ------------    ------------

Loss before income tax benefits                        (1,613,598)       (750,607)    (10,681,725)

Income tax benefits                                            --              --              --
                                                     ------------    ------------    ------------
Net loss                                             $ (1,613,598)   $   (750,607)   $(10,681,725)
                                                     ============    ============    ============

Net loss per common share (basic and diluted)        $      (0.11)   $      (0.05)
                                                     ============    ============

Weighted average shares outstanding                    14,441,575      14,385,156
                                                     ============    ============

Net Loss                                             $(1,613,598))   $   (750,607)   $(10,681,725)

Other comprehensive income (loss):
   Foreign currency translation adjustment               (209,301)        (40,150)       (182,652)
                                                     ------------    ------------    ------------

Total comprehensive income (loss)                    $   (822,899)   $   (790,757)   $(10,864,377)
                                                     ============    ============    ============

--------------------------------------------------------------------------------
NUPRO INNOVATIONS INC.                                               (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOW
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                                               ACCUMULATED
                                                                                               DURING THE
                                                               SEPTEMBER 30    SEPTEMBER 30    DEVELOPMENT
                                                                   2002            2001           STAGE
                                                               ------------    ------------    ------------
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
   Net loss for the period                                     $ (1,613,598)   $   (750,607)   $(10,681,725)

   Adjustments to reconcile net loss to net cash
     Depreciation                                                    36,401          35,608         282,587
     Loss on impairment and disposition of properties               217,000              --       1,031,154
     Stock issued for "sweat equity"                                     --              --       3,252,600
     Interest and fees paid with stock                                   --              --         330,058
     Accounts receivable                                            (86,557)         26,462        (196,280)
     Inventories                                                     26,095        (102,253)       (150,677)
     Prepaid expense                                                (16,389)        (11,973)        (30,866)
     Accounts payable and accrued liabilities                          (694)       (299,644)        181,041
     TrucTech Payables and accruals paid with NuPro stock                --              --         370,348
     Accrued management fees and salaries                            24,000         (44,257)        257,960
                                                               ------------    ------------    ------------
                                                                 (1,413,743)     (1,146,664)     (5,353,801)
                                                               ------------    ------------    ------------
INVESTING ACTIVITIES
   Disposition (Purchase) of capital assets                         101,625        (476,069)     (5,091,108)
   Deposits                                                          (6,154)         (7,239         (15,963)
                                                               ------------    ------------    ------------
                                                                     95,471        (483,308)     (5,107,071)
                                                               ------------    ------------    ------------
FINANCING ACTIVITIES
   Notes payable                                                    (52,089)         (5,827)             --
   Increase in (repayment of) long-term liabilities                 (37,216)        (61,303)        185,850
   Repayment of pre-combination advances from NuPro                      --              --         204,508
   Advances from (repayments to) shareholders                            --              --          34,229
   Foreign currency translation adjustment                         (209,301)        (40,150)       (182,652)
   Common stock subscribed and paid, net of costs                        --         837,500      10,261,835
                                                               ------------    ------------    ------------
                                                                   (298,606)       (730,220)     10,503,770
                                                               ------------    ------------    ------------

INCREASE (DECREASE) IN CASH FOR THE PERIOD                       (1,616,878)       (899,752)         42,898

CASH, BEGINNING OF PERIOD                                         1,659,776       2,825,074              --
                                                               ------------    ------------    ------------

CASH, END OF PERIOD                                            $     42,898    $  1,925,322    $     42,898

--------------------------------------------------------------------------------
NUPRO INNOVATIONS INC.                                               (UNAUDITED)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------

1. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commissions. In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company as of September 30, 2002 and December 31, 2001 and the results of operations and cash flows for the periods ended September 30, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of the results to be expected for the entire fiscal year. The disclosures in the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 should be read in conjunction with these interim financial statements.

2. RELATED PARTY TRANSACTION - In January 2002, Luba Veselinovic, then President and Chief Executive Officer, and Elke Veselinovic, then Treasurer of the Company, instructed First Security Financial Corp., an entity controlled by Don Radakovich, the Veselinovic's personal accountant, to pay off the note payable to the Montgomery County Bank in the amount of $37,761.91 to discharge the Veselinovics' personal guarantee of the note. First Security Financial Corp. replaced Montgomery County Bank's note with a substitute note with the same principal, interest rate, and payment amount. The Company' subsequently offset the entire balance of this obligation to satisfy claims by the Company against Elke Veselinovic for a Company-owned automobile that she refused to surrender.

     DEATH OF MR. VESELINOVIC - On January 30, 2002, Mr. Veselinovic, then President and Chief Executive Officer, passed away. Subsequently, the Board of Directors unanimously appointed Elke Veselinovic, then current Treasurer and director, to the offices of President and Chief Executive Officer. The Board also named Charles H. Green, a current director and member of the Audit Committee, to the office of Treasurer and Chief Financial Officer, and Reiner Becker, a current director, to the office of Chairman of the Board.

     RESIGNATION OF ELKE VESELINOVIC - Shortly thereafter, on February 16, 2002, Elke Veselinovic submitted her resignation to her appointed management positions and the Board of Directors unanimously accepted Mrs. Veselinovic's resignation and approved the appointment of Reiner Becker, then Chairman of the Board, to the offices of President and Chief Executive Officer.

3. TECHNOLOGY RIGHTS - Immediately after the death of Mr. Veselinovic, certain documents related to the formulation of the NuPro material and its ownership rights were removed from the premises of the Company by Elke Veselinovic, then President, Chief Executive Officer, and director of the Company, and Gerry Malloy, then member of the Advisory Board of the Company. Krida Overseas Investment Trading Limited, or Krida Overseas, an entity incorporated in Cyprus and controlled by Mrs. Veselinovic, claims ownership of the NuPro material formulation. On July 18, 2002, upon demand by the Company, Mrs. Veselinovic and Krida Over5seaas delivered to the Company a "NuPro technology file" purportedly containing the technical information regarding the NuPro material formulation. The Company carefully reviewed the contents of the information provided by Krida Overseas and has concluded that it is without value. The Company will continue to explore avenues to assert claims against Krida Overseas and certain former officers and directors of the Company for misrepresentations made since 1998 concerning the existence of a proprietary formula and ownership by Krida Overseas of the same. The Company has subsequently developed formulated material with similar properties to the unpatented NuPro material purportedly developed by Krida Overseas. Pursuant to the Settlement Agreement with the Regulation S shareholders, further discussed in Note 7, this subsequently developed material has been transferred to an LLC comprised of certain Regulation S shareholders. The Company has not previously capitalized costs associated with these technology rights. Accordingly, if this matter is not favorably resolved, an impairment loss, if any, will not be necessary.

4. OTHER RELATED PARTY TRANSACTIONS - Previously accrued directors' fees, totaling $18,000 were paid to the three directors during the period. Additionally, management fees of $10,000 and $5,000 per month are being accrued, and/or paid to Reiner Becker and Charles Green, respectively, commencing February 1, 2002 and continuing through September 30, 2002. The accrual of fees previously paid to Krida Overseas under terms of the Technology License Agreement and related Secondment Agreement have been suspended as of January 31, 2002. New management is contesting the Krida Overseas fees, pending the resolution of the technology related issues. In the event Krida Overseas' continuing rights to such fees are upheld, additional unaccrued expenses, totaling $10,000 as of September 30, 2002, would be incurred. See Note 7 regarding the subsequent change in officers.

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

     New management has decided to restructure the focus of its operations in Mexico. In addition to the asset impairments recorded as of December 31, 2001, management has decided to close the production facilities located in Mexico, including a potential sale of all or substantially all of the assets. Management estimates that the sale of these assets could result in a loss in excess of $500,000 and the incurrence of closure related costs of approximately $50,000 for fiscal year ending December 31, 2002. It is also management's estimate that carrying costs to preserve such assets until they are sold or another strategy is implemented, will approximate $4,000 per month. Management has not yet developed an estimate of the recoverability of costs associated with the purchase and construction of the plant facilities that approximate $1,455,000.

     Pursuant to the to the restructuring plan, on June 1, 2002 management sold assets with a cost basis of approximately $210,000 to a non-affiliate third party for $80,500, resulting in a loss of approximately $130,000. The Company received $5,000 as a deposit on the sale with the $75,500 balance due on or before September 4, 2002. Title to the assets will not transfer to the buyer until payment is received in full. See Note 7 regarding subsequent collection of this note. Additional impairment reserves have been recorded for inventories ($129,000) and buildings ($88,000). The inventory impairment is based on management's estimate of the recoverability of costs of items associated with the prior technology. The building impairment is based on an MAI appraisal of $1,300,000 for the Tucson facility.

     In accordance with the restructuring plan, management entered into a one year lease contract with a non-affiliate third party for a production facility in Tucson effective June 1, 2002. The monthly lease payment is $1,000 and the agreement includes an option to extend the lease term for up to 108 months after the original term. Further, during this period, the Company acquired machinery and equipment for mixing stations in its production facility in Tucson from a non-affiliate third party for $291,000. This lease and production equipment were transferred to the LLC comprised of certain Regulation S shareholders, pursuant to the settlement with those shareholders further discussed in Note 7.

6. GOING CONCERN ISSUES - The Company has substantially depleted its cash reserves. New management can give no assurance that they will be able to secure sufficient funds to enable the Company to continue operations for the next twelve months. They are attempting to raise funds through a combination of liquidation of assets and or capital raising activities through a private offering of securities. Their inability to secure additional funds through any or all of the discussed alternatives would have a material adverse effect on the business and its financial condition, and may prompt it to discontinue operations.

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

     New management believes there are sufficient funds to satisfy their cash requirements through the end of December. During the period, they terminated all of the employees in the Mexican subsidiary except one. In addition, they began liquidating some of the assets in Mexico and attempted to raise additional funds through the issuance of new securities. Their efforts were not successful, however, and culminated with the Settlement Agreement with certain Regulation S shareholders further discussed in Note 7.

     These financial statements are presented on the basis that the Company will continue as a going concern. In addition to the impairments disclosed in the year-end financial statements, additional impairments and losses, discussed above, have been reflected in these financial statements. However, in the event the Company is not able to continue as a going concern, further valuation adjustments to assets (primarily property and equipment) may be necessary. The effect of those adjustments, if any, could be substantial.

7. SUBSEQUENT EVENTS - In July, 2002, several of our shareholders who acquired company securities in an offering between May and December, 1999, which was exempted from registration under Regulation S of the Securities Act of 1933 (the "Regulation S shareholders"), asserted claims against the company for a cancellation of the Regulation S offering and a repatriation of their entire investment, which totaled more than $9 million. They alleged misrepresentation and fraud in connection with the company's offering documents in the Regulation S offering and the company's valuation of the material technology rights asserted through the merger with our predecessor TrucTech. Having evaluated their claims, the advice of counsel, and potential cost of litigation, the company agreed to settle these claims, without admitting fault, with the Regulation S shareholders (the "Settlement Agreement").

     The Settlement Agreement provides for the company to transfer all of its U.S. assets, including, but not limited to, real estate, equipment, fixtures, personal property, any raw materials, inventory, research, technology, product applications, and prospective clients developed since January 30, 2002, to StrongGO, LLC, an entity formed by the Regulation S shareholders who have chosen to enter into the Settlement Agreement. Additionally, the company assigned its interest in the Tucson mixing plant lease, the Employment Agreement with Tom Fritsch, and released all employees under Non-Compete Agreements with the company who desired to seek employment with StrongGO, LLC. In consideration for the company's execution of the Settlement Agreement, the Regulation S shareholders who entered into the Settlement Agreement agreed to release the company from all claims against it and tendered their Regulation S shares back to the company. The Settlement Agreement was entered into by the company and 27 out of 33 of the Regulation S shareholders representing 3,985,000 of the 4,250,000 shares of common stock sold in the Regulation S offering. The Settlement Agreement was executed by the parties between October 16 and November 11, 2002, and was made effective as of September 30, 2002.

     Pursuant to the Settlement Agreement, the company has surrendered assets with a book value totaling approximately $2,279,000 in exchange for 3,985,000 shares tendered to the company by the Regulation S shareholders. Four Regulation S shareholders, with shares totaling 265,000, declined to participate in the Settlement Agreement and remain shareholders in the company.

     In connection with the Settlement Agreement, on October 17, Reiner Becker tendered his resignation to the offices of Chief Executive Officer, President, Chairman of the Board, and Director of the company, and joined the Regulation S shareholders that entered into the Settlement Agreement in the formation of StrongGO, LLC, an Arizona limited liability company. Accordingly, on the same date, the board of directors of the company appointed Charles H. Green to the offices of Chief Executive Officer, President, and Chairman of the Board in addition to his titles as Treasurer and Chief Financial Officer.

     Additionally, the equipment note discussed in Note 5 was subsequently discounted to $70,000 and collected on October 24, 2002.

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

OPERATIONS

     We have not had significant revenue from operations since our inception. Based on a thorough review by new management in the first quarter of 2002, we determined that the business plan prepared by the founder and original management team was inaccurate. Pursuant to a material restructuring of the business necessitated by a settlement of claims against the company by the Regulation S shareholders (the "Settlement Agreement") we believe that we can generate sufficient funds from the liquidation of certain assets to satisfy our cash requirements through the end of December 2002. See Part II, Item 1 "Legal Proceedings."

     In connection with the Settlement Agreement, on October 17, Reiner Becker tendered his resignation to the offices of Chief Executive Officer, President, Chairman of the Board, and Director of the company, and joined the Regulation S shareholders that entered into the Settlement Agreement in the formation of StrongGO, LLC, an Arizona limited liability company. Accordingly, on the same date, the board of directors of the company appointed Charles H. Green to the offices of Chief Executive Officer, President, and Chairman of the Board in addition to his titles as Treasurer and Chief Financial Officer. See Part II,
Item 1 "Legal Proceedings."

     During the quarter ended September 30, 2002, we terminated all of the remaining employees in our operation except management and one employee in the Mexican subsidiary. We will focus on the liquidation of our assets in Mexico to raise additional funds that we believe will provide us with sufficient funds to satisfy our cash requirements for the next twelve months, and perhaps acquire or merge with new operations for the company business. Additionally, we may seek opportunities to issue new securities to generate new funds for the company's future operations and financial stability.

     We cannot provide any assurances that we will be able to secure sufficient funds to satisfy our cash requirements for the next twelve months through a combination of revenues from sales, liquidation of assets, or capital raising activities through offerings of our securities. Our inability to secure additional funds through any or all of the discussed alternatives would have a material adverse effect on our business, financial condition, and results of operations.

     RESEARCH AND DEVELOPMENT

     In light of the material restructuring of our business to satisfy the claims against the company by the Regulation S shareholders (See Part II, Item 1 "Legal Proceedings"), we transferred all of the technology, raw materials, inventory, and product applications developed by the company since January 30, 2002. We do not anticipate that the company will continue research and development toward any technology, material, or potential product applications over the next 12 months. During the quarter ended September 30, 2002, we did not incur any material research and development expenses. We do not anticipate any research and development expenditures during the next 12 months.

     MANUFACTURING

     As a result of the changes in management that occurred on or about February 16, 2002, and the subsequent material restructuring of the company on or about October 16, 2002, which was made effective as of September 30, 2002, we have decided to seek the acquisition of or merger with an existing manufacturing operation to generate revenues. The company has transferred or plans to liquidate substantially all of its remaining manufacturing assets.

     PLANT AND EQUIPMENT

     During the third quarter of fiscal year 2000, we completed the construction of two manufacturing facilities in Guaymas, Mexico, which include approximately 32,000 square feet, at a cost of approximately $1,466,000, including land. These two manufacturing facilities were constructed by a company controlled by a former officer and director, Ernesto Zaragoza de Cima, under the supervision of the former President and CEO, Luba Veselinovic. As a result of the changes in management that occurred on or about February 16, 2002, and the subsequent assessment of our business and operations during the, during the second quarter of this year we decided to terminate our operations in Mexico and, therefore, we began the process of liquidating our assets, including selling or leasing our two manufacturing facilities in Guaymas, Mexico.

     A closer examination of these buildings by new management revealed that the sites on which the two production buildings are located are not of sufficient size to permit access to the buildings with vehicles without entering onto property owned by a Zaragoza-controlled entity. Fencing and pavement fronting our buildings were also placed on Mr. Zaragoza's property. Further, appurtenances from the rear of both buildings encroach onto Mr. Zaragoza's property, and the Company spent approximately $10,000 to construct a storage building on property owned by Mr. Zaragoza. The Company does not have a legal easement to any of these areas, which presents significant risks for the future use of the facilities, and depresses the value of the properties to a potential buyer.

     Former President and CEO of NuPro Innovations, Inc., Luba Veselinovic directed the acquisition and installation of a chemical reactor and related cooling system in the production facilities in Guaymas at a cost of about $1,000,000, which subsequently has been deemed to be hazardous and inappropriate for its stated purpose.

     A careful examination of the documents related to our 99% owned subsidiary, NuPro de Mexico, S.A. de C.V., revealed that our Mexican subsidiary did not enter into a valid lease agreement for space referred to as Building "D" in Guaymas, Mexico. We stopped making lease payments under such lease agreement effective April 1, 2002, and removed all company assets from it. We have requested the landlord to return to us all previously paid rents. The landlord is a Mexican entity owned and controlled by former director and officer Ernesto Zaragoza de Cima. See Part II, Item 1, "Legal Proceedings."

     Effective June 1, 2002, we entered into a one-year lease agreement with a non-affiliate third party for a production facility in Tucson. The monthly lease payment is $1,000 and the agreement includes an option to extend the lease term for up to 108 months after the original term. This lease was assigned to the Regulation S shareholders under a material restructuring of the business necessitated to settle their claims against the company described below. See
Part II, Item 1, "Legal Proceedings."

     During the second quarter of fiscal year 2002, we acquired machinery and equipment for mixing stations in our production facility in Tucson from a non-affiliated third party for $291,000. All of the machinery and equipment for mixing stations was delivered, installed, tooled, and made ready for production during the third quarter of fiscal year 2002. These assets were transferred to the Regulation S shareholders under a material restructuring of the business necessitated to settle their claims against the company described below. See
Part II, Item 1, "Legal Proceedings."

     EMPLOYEES

     As a result of the changes in management that occurred on or about February 16, 2002, the subsequent assessment of our business and operations, our decision to eliminate our operations in Mexico, the lack of sufficient operating cash, and the settlement with the Regulation S shareholders, during the quarter ended September 30, 2002, we terminated all of the remaining NuPro employees except management and one employee in the Mexican subsidiary.

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

     Immediately after Mr. Veselinovic's death on January 30, 2002, representatives of Mr. Veselinovic and Krida Overseas retrieved from our premises documents related to such formula and the ownership rights to such formula. On July 18, 2002, upon demand by the Company, representatives of Krida Overseas and Mrs. Veselinovic provided us with certain information about the formula for the composite plastic material. We carefully reviewed the contents of the information provided by Krida Overseas and concluded that it was without value. We continue to explore avenues to assert claims against Krida Overseas and former officers and directors for misrepresentations made since 1998 concerning the existence of a proprietary formula and ownership by Krida Overseas of the same. Further, we may seek reimbursement by Krida Overseas to us for an undetermined amount for charges that include, but are not limited to, "research and development" for a product represented by Krida Overseas to us as complete.

     In connection with our evaluation of our business, former officers, directors, and outside legal counsel of our predecessor, TrucTech, Inc. or TrucTech, a Georgia corporation, provided us with information regarding ownership rights to the formula to produce the composite plastic material that Krida Overseas claims to own. Based on that information, we believe that we acquired the ownership rights to the formula pursuant to our acquisition of TrucTech effective December 1, 1998. Moreover, we have concluded that the methodology purported by Krida et al to be proprietary is in fact not. The information provided to the company, and all evidence we have found indicate that all of the technical methods, substances, and procedures are in fact in the public domain.

     Our conclusion is that former management exaggerated the claims of proprietary exclusivity and innovation related to the NuPro Material. We are continuing our investigation into such matters and will take any actions necessary to protect our interests and the rights under any contractual arrangements to which the company is entitled. See Part II, Item 1,"Legal Proceedings."

     During the quarter ended June 30, 2002, we developed our own formula for a composite plastic industrial engineering material that was to be used for the NuPro Material. We have assigned the NuPro Material formula and all of the research and development produced since January 30, 2002 to the Regulation S shareholders in settlement of their claims against the company. See Part II,
Item 1, "Legal Proceedings."

     Our company retains ownership of and trademark status to the commercial name "NuPro" and "NuPro Material." We will attempt to maintain these rights and reserve the option to assign them to another product in the future.

     NO SIGNIFICANT SALES

     We achieved essentially no revenues after more than three years attempting to commercialize a purported new technology. The prospective applications and our rights to all clients for the new material developed since January 30, 2002, were assigned to the Regulation S shareholders in settlement of their claims against the company. See Part II, Item 1, "Legal Proceedings." In light of the material restructuring of the company, we will focus our efforts on acquiring or merging with a manufacturing operation in the next twenty-four months. We cannot provide any assurance that we will be able to achieve significant revenue from such an effort in the future.

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

     MANAGEMENT OF GROWTH

     We may acquire or merge with another manufacturing company in the next 12 months. Such operations may create growth of the company's scope of operations. This growth in our business may result in an increase in the responsibilities of our management and is expected to place added pressures on our operating and financial systems. Our ability to assimilate this growth will be critical to our performance, and we cannot provide any assurance that the management and systems currently in place will be adequate if our operations continue to expand or that we will be able to implement additional systems successfully and in a timely manner as required.

     DEPENDENCE ON KEY PERSONNEL

     Our potential success is substantially dependent on the services of Charles
H. Green, Chief Executive Officer and Chief Financial Officer, and Lawrence J. McEvoy, Jr., Secretary. We also believe that our future success will depend in a large part on our ability to attract and retain key employees. Competition for such personnel is intense, and we cannot provide any assurance that we will be successful in attracting and retaining such personnel. Our inability to attract and retain additional key employees or the loss of one or more of our current key employees could have a material adverse effect on our business, financial condition, and results of operations.

     POLITICAL FACTORS

     Principally all operating assets owned by our company are currently situated in Mexico. While we are in the process of liquidating these assets, any political unrest in Mexico could have a material adverse effect on our company or our business activities. Direct foreign investment is often subject to specific local political risks, including but not limited to, change of laws, lack of enforcement or discriminatory enforcement of laws, acts of violence, or other unforeseen events. Occurrence of any one or more of these events could have a material adverse effect on our business, financial condition, and results of operations.

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

     CURRENCY FLUCTUATION

     While we currently have significant assets located in Mexico, we are in the process of liquidating all such assets. Currently, the Mexican Peso may be readily exchanged for U.S. currency in Mexican banks, and the exchange rate relating to Mexican Peso has been generally stable for the past five years in comparison to the exchange rate fluctuations relating to the currencies of certain other countries. The current exchange rate for Mexican Peso could change at any time by the direction of the government or economic developments and such changes could have a material adverse effect on our business, financial condition, and results of operations. We cannot provide any assurance that we will be successful in liquidating our assets in Mexico.

     POSSIBLE ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER PROVISIONS

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

ITEM 3. CONTROLS AND PROCEDURES.

     Based on his evaluation, as of a date within 90 days prior to the date of the filing of this report, of the effectiveness of our disclosure controls and procedures, Charles H. Green, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms.


     Subsequent to the date of his evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are not involved, as plaintiff or defendant, in any legal proceedings and actions involving our company. If any negotiations with Krida Overseas, estate representatives of Mr. Veselinovic, former President and Chief Executive Officer of our company, and Mrs. Veselinovic, former President, Chief Executive Officer, and director of our company, are not favorably resolved, we may become involved in legal proceedings to recover some of our assets in possession of such parties and assert our claims for repatriation of moneys paid to Krida Overseas in connection with the Technology License Agreement and the Secondment Agreement.

     Additionally, we have attempted to initiate discussions with Desarrollo Inmobiliario Ernesto Zaragoza, S.A. de C.V., a Mexican corporation owned and controlled by our former officer and director Ernesto Zaragoza de Cima for the return of monies paid by our Mexican subsidiary for an invalid lease with such entity on a building in Guaymas, Mexico, used by our Mexican subsidiary, and for the repurchase of the two buildings constructed by our Mexican subsidiary also in Guaymas, Mexico. We believe that if we are involved in such proceedings and do not prevail, the result may have a material adverse effect on our business, financial condition, or results of operations.

     In July, 2002, several of our shareholders who acquired company securities in an offering between May and December, 1999, which was exempted from registration under Regulation S of the Securities Act of 1933 (the "Regulation S shareholders"), asserted claims against the company for a cancellation of the Regulation S offering and a repatriation of their entire investment, which totaled more than $9 million. They alleged misrepresentation and fraud in connection with the company's offering documents in the Regulation S offering and the company's valuation of the material technology rights asserted through the merger with our predecessor TrucTech. Having evaluated their claims, the advice of counsel, and potential cost of litigation, the company agreed to settle these claims, without admitting fault, with the Regulation S shareholders (the "Settlement Agreement").

     The Settlement Agreement provides for the company to transfer all of its U.S. assets, including, but not limited to, real estate, equipment, fixtures, personal property, any raw materials, inventory, research, technology, product applications, and prospective clients developed since January 30, 2002, to StrongGO, LLC, an entity formed by the Regulation S shareholders who have chosen to enter into the Settlement Agreement. Additionally, the company assigned its interest in the Tucson mixing plant lease, the Employment Agreement with Tom Fritsch, and released all employees under Non-Compete Agreements with the company who desired to seek employment with StrongGO, LLC. In consideration for the company's execution of the Settlement Agreement, the Regulation S shareholders who entered into the Settlement Agreement agreed to release the company from all claims against it and tendered their Regulation S shares back to the company. The Settlement Agreement was entered into by the company and 27 out of 33 of the Regulation S shareholders representing 3,985,000 of the 4,250,000 or 93.8% of the shares of common stock sold in the Regulation S offering. The Settlement Agreement was executed by the parties between October 16 and November 11, 2002, and was made effective as of September 30, 2002.

     Pursuant to the Settlement Agreement, the company has surrendered assets with a book value totaling approximately $2,279,000 in exchange for 3,985,000 shares tendered to the company by the Regulation S shareholders. Four Regulation S shareholders, with shares totaling 265,000, declined to participate in the Settlement Agreement and remain shareholders in the company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Exhibit No.                            Description
          -----------                            -----------
             10.11 Settlement and Release Agreement between the Company and certain Regulation S shareholders, effective September 30, 2002.

             99.5           Certification pursuant to 18 U.S.C. Section 1350, as
                            adopted     pursuant    to   Section   906  of   the
                            Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

          None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NUPRO INNOVATIONS INC.


Date: November 14, 2002                 By: /s/ Charles H. Green
                                            ------------------------------------
                                        Name:  Charles H. Green
                                        Title: Chief Executive Officer and
                                               President (Principal Executive
                                               Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: November 14, 2002                    By: /s/ Charles H. Green
                                                --------------------------------
                                                Charles H. Green
                                                Treasurer and Director
                                                (Principal Accounting Officer)


Dated: November 14, 2002                    By: /s/ Lawrence J. McEvoy Jr.
                                                --------------------------------
                                                Lawrence J. McEvoy Jr.
                                                Secretary and Director

                                  CERTIFICATION

     I, Charles H. Green, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of NuPro Innovations, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.  I  have  disclosed,   based  on  my  most  recent  evaluation,  to  the
registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                        /s/ Charles H. Green
                                        ----------------------------------------
                                        Charles H. Green
                                        Chief Executive Officer, President,
                                        Treasurer and Chief Financial Officer